Form 10-Q
period 1996-03-31
EDISTO RESOURCES CORP
filed 1996-05-14
CIK 857102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 1-10376

                          EDISTO RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                               Delaware 54-0883077
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                        10375 Richmond Avenue, Suite 300
                              Houston, Texas 77042
               (Address of principal executive offices) (Zip Code)



        Registrant's telephone number, including area code: 713/782-0095



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____


      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   Yes _X_ No


         At April 30, 1996, there were 12,925,746 shares of Common Stock outstanding.

                          EDISTO RESOURCES CORPORATION

                          Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 1996

                                      INDEX

                            I. FINANCIAL INFORMATION

Item 1. Financial Statements of Edisto Resources Corporation:
        Consolidated Balance Sheets                                     3-4
        Consolidated Statements of Operations                             5
        Consolidated Statement of Stockholders' Equity                    6
        Consolidated Statements of Cash Flows                             7
        Notes to the Consolidated Financial Statements                    8

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                        16

                          II. OTHER INFORMATION

Item 1. Legal Proceedings                                                23

Item 6. Exhibits and Reports on Form 8-K                                 23

Signatures                                                               24

                          EDISTO RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS



                                                     March 31,      December 31,
                                                       1996              1995

Current assets:
  Cash and cash equivalents ..................       $  37,926        $  33,364
  Restricted cash ............................             333              333
  Assets from risk management
     activities ..............................          19,161           19,076
  Accounts receivable:
    Oil and gas production ...................           2,980            3,229
    Gas marketing ............................          93,948           71,041
    Affiliates ...............................              55             --
    Other ....................................             624              450
  Storage inventory ..........................           3,169            5,437
   Other current assets ......................           2,981            3,114
                                                     ---------        ---------

     Total current assets ....................         161,177          136,044

Property and equipment:
  Oil and gas properties using the
    successful efforts method
    of accounting ............................         112,206          115,250
  Other ......................................           4,022            2,985
                                                     ---------        ---------
                                                       116,228          118,235

  Less - accumulated depreciation
   and depletion .............................         (52,819)         (51,418)
                                                     ---------        ---------
                                                        63,409           66,817


Investments ..................................             231              242
Other assets .................................           3,042            2,890
                                                     ---------        ---------

                                                     $ 227,859        $ 205,993
                                                     =========        =========




  See the accompanying notes to the consolidated financial statements.



                          EDISTO RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                March 31,    December 31,
                                                                  1996         1995

Current liabilities:
  Current maturities of long-term debt ......................   $   1,963    $   1,796
  Accounts payable:
    Oil and gas production ..................................       9,015        9,609
    Gas marketing ...........................................      94,840       69,067
  Accrued liabilities and other .............................      10,693       10,568
  Liabilities from risk management activities ...............       2,501        4,686
  Deferred revenue ..........................................       2,114        2,590
                                                                ---------    ---------

     Total current liabilities ..............................     121,126       98,316

Long-term liabilities:
  Long-term debt, net of current maturities .................      12,885       17,635
  Deferred revenue ..........................................         615          691
  Minority interest .........................................       9,663        9,092
  Other noncurrent liabilities ..............................      12,094       12,731
                                                                ---------    ---------
                                                                   35,257       40,149

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares authorized,
  12,977,960 issued at March 31, 1996 and December 31, 1995 .         130          130
  Additional paid-in capital ................................      61,528       61,528
  Retained earnings .........................................      10,257        6,154
  Foreign currency translation ..............................         (77)         (95)
  Treasury stock, at cost, 52,214 shares at March 31, 1996
  and 23,714 shares at December 31, 1995 ....................        (362)        (189)
                                                                ---------    ---------
        Total stockholders' equity ..........................      71,476       67,528
                                                                ---------    ---------

                                                                $ 227,859    $ 205,993
                                                                =========    =========



   See the accompanying notes to the consolidated financial statements.

                                 4

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                            Three Months   Three Months
                                                Ended          Ended
                                              March 31,      March 31,
                                                1996           1995
Revenues:
  Oil and gas production .................   $  11,520    $  13,247
  Gas marketing ..........................     183,377       79,815
  Energy trading .........................        --         (1,647)
                                             ---------    ---------
                                               194,897       91,415
                                             ---------    ---------
Costs and expenses:
  Lease operating and production taxes ...       4,393        4,852
  Gas purchases ..........................     179,093       79,422
  Abandonment and exploration costs ......          42          981
  Depreciation, depletion and amortization       4,365        5,473
  General and administrative .............       3,881        3,433
                                             ---------    ---------
                                               191,774       94,161
                                             ---------    ---------
       Operating income (loss) ...........       3,123       (2,746)
                                             ---------    ---------

Other income (expense):
  Interest income ........................         695          927
  Interest expense .......................        (388)        (595)
  Equity in earnings of affiliates .......         113          131
  Gain on asset sales ....................         815         --
  Minority interest ......................        (582)        (349)
  Other, net .............................         288           13
                                             ---------    ---------
                                                   941          127
                                             ---------    ---------
Income (loss) before income taxes ........       4,064       (2,619)
Preacquisition loss of subsidiary ........        --            798
Income tax (provision) benefit ...........          39         (308)
                                             ---------    ---------

Income (loss) from continuing operations .       4,103       (2,129)
                                             ---------    ---------

Discontinued operations:
  Gain on sale of transmission operations         --          2,557
  Gain on sale of manufacturing operations        --          3,824
                                             ---------    ---------
    Net income ...........................   $   4,103    $   4,252
                                             =========    =========

Net income (loss) per common share:
   Continuing operations .................   $     .32    $    (.16)
   Discontinued operations ...............        --            .49
                                             ---------    ---------
   Net income (loss) per common share ....   $     .32    $     .33
                                             =========    =========


Weighted average common shares
   outstanding ...........................      12,934       12,966
                                             =========    =========

 See the accompanying notes to the consolidated financial statements.



                          EDISTO RESOURCES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)




                                                  Number of              Additional              Foreign
                                                    Common     Common     Paid-In    Retained    Currency    Treasury
                                                    Shares      Stock     Capital    Earnings   Translation   Stock     Total

Stockholder's equity,
  December 31, 1995 ..........................       12,978   $    130   $  61,528   $  6,154   $    (95)   $  (189)   $ 67,528
Net income ...................................         --         --          --        4,103         --       --         4,103
Repurchase of common
shares .......................................         --         --          --         --           --       (173)       (173)
Foreign currency translation .................         --         --          --         --           18       --            18
                                                 ----------   --------   ---------   --------   --------    --------    --------

Stockholder's equity,
  March 31, 1996 .............................       12,978   $    130   $  61,528   $ 10,257   $    (77)   $  (362)   $ 71,476
                                                 ==========   ========   =========   ========   ========    ========    ========





 See the accompanying notes to the consolidated financial statements.

                              6




                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                       Three Months  Three Months
                                                                           Ended        Ended
                                                                         March 31,    March 31,
                                                                            1996        1995

 Cash flows from operating activities:
    Net income .......................................................   $  4,103    $  4,252
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Depreciation, depletion and amortization .........................      4,365       3,806
    Abandonments and exploration costs ...............................       --           963
    Gains on sales of assets .........................................       (815)     (6,381)
    Equity in income of affiliates ...................................       (113)         54
    Minority interest expense ........................................        582        --
    Other ............................................................        133           4
    Changes in assets and liabilities:
      Accounts receivable and inventory ..............................    (25,411)      5,542
      Accounts payable and accrued liabilities .......................     30,130     (13,431)
      Other ..........................................................     (2,345)       (845)
                                                                         --------    --------
         Net cash provided (used) by operating activities ............     10,629      (6,036)
                                                                         --------    --------

Cash flows from investing activities:
  Net proceeds from sales of assets, including discontinued operations      3,538      71,416
  Purchase of hedging instruments ....................................       (954)       (258)
  Acquisition, exploration and development costs .....................     (2,557)         89
  Payments to affiliates .............................................        (69)        (36)
  Purchase of other current and noncurrent assets ....................       (831)     (1,369)
                                                                         --------    --------
        Net cash provided (used) by investing activities .............       (873)     69,842
                                                                         --------    --------
Cash flows from financing activities:
  Payments on long-term debt and capital leases ......................     (5,020)    (49,448)
  Repurchase of common shares ........................................       (173)       --
  Currency translation ...............................................         (1)        (34)
                                                                         --------    --------
        Net cash used by financing activities ........................     (5,194)    (49,482)
                                                                         --------    --------

Net increase in cash and cash equivalents ............................      4,562      14,324
Cash and cash equivalents, including restricted cash,
  at beginning of period .............................................     33,697      41,083
                                                                         --------    --------
Cash and cash equivalents, including restricted cash,
  at end of period ...................................................   $ 38,259    $ 55,407
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
  Interest ...........................................................   $    431    $     42
                                                                         ========    ========
  Taxes ..............................................................   $    259    $    277
                                                                         ========    ========

See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1996 and 1995

(1)     Organization and Summary of Significant Accounting Policies

Organization and Presentation

        The accompanying consolidated financial statements include the accounts of Edisto Resources Corporation, a Delaware corporation ( the "Company" or "Edisto"), and its wholly and majority owned subsidiaries. The Company conducts its consolidated activities through two lines of business: (i) natural gas marketing, and (ii) oil and gas exploration and production which is conducted through a 73% interest in Convest Energy Corporation ("Convest"), an independent oil and gas exploration and production company listed on the American Stock Exchange. Edisto owns 7,598,771 shares of Common Stock of Convest.

        Prior to March 1996, the Company conducted its natural gas marketing operations through four wholly owned subsidiaries. In March 1996, Edisto consolidated its domestic gas marketing operations into one subsidiary, Energy Source, Inc. ("Energy Source"). Accordingly, Vesta Natural Gas Company ("Vesta"), Vesta Energy Company ("Vesta Energy") and Energy Trading, Inc. ("Energy Trading"), subsidiaries of Edisto, have been merged into Energy Source. In connection with the consolidation, Energy Source Canada, Ltd. (formerly Enex Gas, Ltd.), and Energy Source Power, Inc., also subsidiaries of Edisto, have become wholly owned subsidiaries of Energy Source. Prior to acquiring its 72% interest in Convest, the Company conducted its oil and gas activities through Edisto Exploration & Production Company ("Edisto E&P"). See Note 3 "Acquisitions
- - - Convest Energy Corporation."

        References to "Energy Source" shall refer to the Company's four wholly owned gas marketing subsidiaries, without Convest. References to the "Company" or "Edisto" shall refer to Edisto Resources Corporation and all of its consolidated subsidiaries, including Convest. References to "Convest" shall refer to Convest and the oil and gas activities conducted through Edisto E&P prior to acquiring the 72% interest in Convest.

        Edisto conducted gas transmission activities through subsidiaries of Vesta from July 1990 through the first quarter of 1994 when Vesta executed a definitive agreement to sell its intrastate natural gas pipeline. The sale was subject to regulatory approval and was closed in January 1995. In March 1994, Edisto's 80% subsidiary, Multiflex International, Inc., sold all the stock of its operating subsidiaries to Oceaneering International, Inc., at which time the corporate name was changed to MINT Holding Company ("MINT"). See Note 4 "Discontinued Operations" for a discussion of both the sale of the pipeline and the MINT subsidiaries.

        On October 26, 1992, Edisto and certain of its affiliates, including Edisto E&P, filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court for the District of Delaware. On June 29, 1993, Edisto's plan of reorganization became effective, and Edisto substantially consummated its restructuring. Edisto's financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code", issued November 19,
1990 ("SOP 90-7"). In accordance with SOP 90-7, Edisto adopted fresh start reporting as of June 30, 1993, which provides for the allocation of the reorganization value of the entity among the reorganized Edisto's assets on the basis of the purchase method of accounting.

        The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company's financial position and operating results for the interim periods presented. Interim results are not necessarily indicative of those for a full year. These interim financial statements should be read in conjunction with Edisto's audited financial statements, and footnotes thereto, which are included in Edisto's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

Summary of Significant Accounting Policies

        Cash and Cash Equivalents. Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash and have original maturities of three months or less. At March 31, 1996, the Company had cash and cash equivalents, including restricted cash, of approximately $38.3 million.

        Net Income Per Share. Income (loss) per share is based on the weighted average number of common shares outstanding. The effect of common share equivalents was not dilutive for 1996 or 1995.

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1996 and 1995


        Risk Management. "Assets from Risk Management Activities" are primarily cash on deposit with established brokerage firms and counterparties. At March 31, 1996 and December 31, 1995, the Company had "Assets from Risk Management Activities" of $19.2 million and $19.1 million, respectively. Periodically, Edisto enters into financial instruments to hedge against the volatility of natural gas and oil prices. The hedging objectives include assurance of stable and known minimum cash flows and fixed favorable prices. The hedges are effected through the sale and purchase of futures contracts and options on the New York Mercantile Exchange and price swap agreements with major financial institutions and companies. Gains or losses on the hedging agreements are deferred and recognized in either oil and gas production revenues or gas marketing revenues, as appropriate, when the hedged transaction occurs, and are recorded as revenue in the month for which the hedged transaction is completed.

        Concentration of Credit Risk. Edisto's oil and gas revenues are derived principally from uncollaterallized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. Edisto has not experienced significant credit losses on receivables from such sales.

        Reclassifications and Consolidation. Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the presentation for 1996. All significant intercompany balances and transactions have been eliminated.

Convest

        Restricted Cash. At December 31, 1995, restricted cash of $333,000 at Convest consisted of certificates of deposit held by various financial institutions. The certificates of deposit are held in escrow as collateral for letters of credit issued for (i) lease payments on certain offshore platforms and (ii) estimated plugging and abandonment costs expected to be incurred on certain onshore oil and gas properties. Restricted cash is included in cash and cash equivalents in the accompanying consolidated statements of cash flows.

        Abandonment Reserve. Convest records its estimate of future abandonment costs of offshore properties, and accrues such costs using a unit-of-production method based upon estimated proved recoverable reserves. Abandonment costs are estimated under current regulations using current costs and are reviewed periodically and adjusted as new information becomes available.

        Upon emerging from bankruptcy in July 1993, Edisto E&P entered into a settlement with the United States Minerals Management Service relating to estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases in which Edisto E&P owned interests. Pursuant to this settlement, the operator of the leases, Edisto E&P and other co-lessees are required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. As of March 31, 1996 and December 31, 1995, Convest was subject to total Abandonment Fund payments of $4.3 million.

        As of March 31, 1996 and December 31, 1995, Convest had made payments totaling $3.9 million and $3.7 million to the Abandonment Fund. These payments were applied to the total long-term abandonment reserve of $10.4 million and $10.2 million, as of March 31, 1996 and December 31, 1995, respectively, resulting in a net long-term abandonment reserve of $6.5 million as of those dates. The current portion of the abandonment reserve was $357,000 and $556,000 as of March 31, 1996 and December 31, 1995, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

        Lease Operating Expenses. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., Convest established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of March 31, 1996 and December 31, 1995, the current balance of this reserve was $1.8 million, and the long-term balance was $4.2 million and $4.6 million, respectively, and are included in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," respectively, in the consolidated financial statements.

        Gas Balancing. Convest uses the entitlements method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at March 31, 1996 and December 31, 1995 were $1.6 million and $1.4 million, respectively, and are included in "Accounts Receivable - Oil and Gas Production" and "Other Assets" in the consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at March 31, 1996 and December 31, 1995 were $2.7 million, and are included in "Deferred Revenue" in the consolidated financial statements.

        Property and Equipment. Convest follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including dry holes, and productive leases are capitalized and amortized by lease on a unit-of-production basis over the life of the remaining proved reserves. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf to 1 barrel. Oil and gas leasehold costs are capitalized when incurred.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1996 and 1995


 Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

        In the fourth quarter of 1995, Convest adopted Statement of Financial Accounting Standards No. 121" ("SFAS 121") regarding accounting for the impairment of long-lived assets. SFAS 121 requires Convest to recognize an impairment loss for its proved oil and gas properties if the carrying value of such properties (i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Under SFAS 121, Convest must assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No such provision was required for the quarter ended March 31, 1996.

        Fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful lives of the improvements.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1996 and 1995


(2)     Business Segment Information

 The Company conducts its activities through two lines of business: natural gas marketing and oil and gas exploration and production.

                           Consolidating Balance Sheet
                                 March 31, 1996
                                 (in thousands)


                                                                                            Edisto Gas
                                                                                            Marketing &   Consolidating   Edisto
                                                                                   Convest   Corporate    Adjustments (Consolidated)
ASSETS:
  Cash and cash equivalents ....................................................  $     951  $  37,308      $    --     $  38,259
  Assets from risk management activities .......................................      4,457     14,704           --        19,161
  Storage inventory ............................................................       --        3,169           --         3,169
 Accounts receivable ...........................................................      8,893     94,314         (5,600)     97,607
  Other current assets .........................................................      1,636      1,345           --         2,981
                                                                                  ---------  ---------      ---------   ---------
    Total current assets .......................................................     15,937    150,840         (5,600)    161,177
                                                                                  ---------  ---------      ---------   ---------

  Property and Equipment, net ..................................................     60,819      2,590           --        63,409
                                                                                  ---------  ---------      ---------   ---------
  Other assets .................................................................      2,474        799           --         3,273
                                                                                  ---------  ---------      ---------   ---------
                                                                                  $  79,230  $ 154,229      $  (5,600)  $ 227,859
                                                                                  =========  =========      =========   =========

LIABILITIES AND EQUITY:
  Current portion of long-term debt ............................................  $   1,354  $     609      $    --     $   1,963
  Accounts payable .............................................................      9,652     99,803         (5,600)    103,855
  Accrued liabilities and other ................................................      7,001      5,806           --        12,807
  Liabilities from risk management activities ..................................       --        2,501           --         2,501
                                                                                  ---------  ---------      ---------   ---------
    Total current liabilities ..................................................     18,007    108,719         (5,600)    121,126
                                                                                  ---------  ---------      ---------   ---------

  Long-term debt ...............................................................     12,824         61           --        12,885
  Other noncurrent liabilities .................................................     11,295     11,077(1)        --        22,372
                                                                                  ---------  ---------      ---------   ---------
    Total long-term liabilities ................................................     24,119     11,138           --        35,257
                                                                                  ---------  ---------      ---------   ---------
  Stockholder's equity .........................................................     37,104     34,372           --        71,476
                                                                                  ---------  ---------      ---------   ---------
                                                                                  $  79,230  $ 154,229      $  (5,600)  $ 227,859
                                                                                  =========  =========      =========   =========

(1)  Includes $9,662,000 for Edisto's minority interest in Convest.


                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1996 and 1995


(3)     Acquisitions

Convest Energy Corporation

        On June 26, 1995, Convest acquired all of the capital stock of Edisto's oil and gas exploration and production subsidiary, Edisto E&P, in exchange for 6,185,400 newly issued shares of Convest Common Stock and $10,000 in cash. These newly issued shares increased Edisto's interest in Convest from 31% to 72%. Upon the closing of the transaction with Convest (the "Convest Transaction"), the Convest Board of Directors was restructured so that affiliates of Edisto constituted a majority of the Convest Board.

        Since Edisto acquired control of Convest in the Convest Transaction, the Convest Transaction has been accounted for as a reverse acquisition with Edisto E&P being considered the acquiring entity. As a result, Edisto E&P's historical financial statements became the historical financial statements of Convest and the purchase price was allocated to the assets and liabilities of Convest based on their respective fair values at the acquisition date.

        Edisto accounted for the Convest Transaction using the purchase method of accounting. Edisto's Consolidated Statements of Operations include the results of operations for Convest as if Convest was consolidated beginning January 1, 1995. However, the share of the Convest loss attributable to the interest not owned by Edisto prior to the date of the Convest Transaction has been added back as a preacquisition loss in the accompanying Consolidated Statement of Operations for such period.

        In March 1996, the Board of Directors of Edisto authorized the open market purchase of up to 1,160,000 shares of Common Stock of Convest from time to time. The timing and amounts of purchases will be governed by applicable SEC rules and market conditions. The purpose of the stock purchase is to increase Edisto's ownership percentage of Convest to over 80% to allow Edisto and Convest to consolidate for federal income tax purposes. Edisto has existing net operating loss carryforwards that may be beneficial to Convest if the two companies are consolidated for tax purposes. On a primary basis, Edisto needs to acquire an additional 875,000 shares to allow it to reach 80.5% of Convest's outstanding shares. On a fully diluted basis, however, Edisto needs to acquire approximately 1,160,000 shares to reach 80.5% because of outstanding stock options. As of May 10, 1996, Edisto had purchased an additional 92,000 shares of Convest Common Stock. Edisto presently owns 7,598,771 shares of Common Stock of Convest which is 73% of the outstanding Common Stock.

(4)     Discontinued Operations

        Gas Transmission Operations/Sale of Pipeline. Edisto conducted its gas transmission activities through wholly owned subsidiaries of Vesta during the period from July 1990 through the execution of a definitive agreement in February 1994 for the sale of Vesta's 218-mile Missouri intrastate natural gas pipeline to UtiliCorp United Inc. The sale was subject to regulatory approval and was closed in January 1995. Vesta continued to operate the pipeline from the date of the definitive agreement until the close of the sale, and reported assets, liabilities and results of operations as discontinued operations.

        The gross sales price, including adjustments for net working capital and capital expenditures, was $78.1 million in cash. $45.6 million of the proceeds was used to pay outstanding debt, including interest and prepayment penalties, to three lenders of Vesta. Edisto recorded a gain on the sale of the pipeline of approximately $2.6 million in the first quarter of 1995.

        Manufacturing Operations/Sale of MINT Subsidiaries. In March 1994, MINT sold the stock of its operating subsidiaries to Oceaneering International, Inc. for a purchase price of $12.6 million in cash. After the payment of approximately $3.6 million to third party lenders to retire debt of MINT and certain expenses associated with the sale, the net proceeds were approximately $9 million. Under the terms of the indemnification in the purchase agreement, MINT retained $9 million in cash for the one year indemnification period to settle any possible indemnification claims after the sale. After the indemnification period ended in March 1995 with no claims being made, MINT repaid $8.8 million of its outstanding debt owed to Edisto. Approximately $450,000 was left in MINT to cover potential remaining liabilities of MINT. Edisto recognized a gain on the MINT sale of $3.8 million in March 1995.

(5)     Related Party Transactions

        In the Convest Transaction, Edisto retained the tax benefits of the net operating loss carryforwards ("NOLs") of Edisto E&P. The tax benefits include a $3.3 million NOL usable for regular taxable income and a $3.6 million NOL usable for alternative minimum taxable income. Convest determined that the use of these NOLs would reduce Convest's federal income taxes for 1995 by approximately $437,000. In addition, based on current projections of Convest's future taxable income, Convest determined that the remaining NOLs of Edisto E&P would be a valuable asset that could be utilized by Convest in the near-term future. Accordingly, Edisto allowed Convest to utilize the NOLs of Edisto E&P in consideration for the payment by Convest of $550,000.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1996 and 1995


        During January 1995, Convest entered into a gas marketing arrangement with Energy Source, whereby Energy Source markets a substantial portion of Convest's gas production and assumes certain related administrative functions. Effective November 1, 1995, Convest and Energy Source extended the term of the agreement to December 31, 1996 with Convest having the right to renegotiate the pricing structure at each six month interval of the extended term. In exchange for its services, Energy Source receives a fee of no more than 2% of the spot market price.

        In July 1995, Edisto and Convest obtained a directors' and officers' fiduciary insurance policy that covers both companies. The annual insurance premium was allocated 56% to Edisto, for a cost of $198,000, based on the relative percentage that the total assets of Edisto bear to the total assets of both Edisto and Convest.

        Energy Source executes trades of futures contracts on the New York Mercantile Exchange on behalf of Convest. These trades are made in connection with Convest's risk management program to hedge against the volatility of natural gas and crude oil prices. In this regard, Energy Source acts solely in a ministerial capacity to purchase or sell the futures contracts at price levels directed by Convest's management. Energy Source charges a commission of $.0025 per Mcf of gas or barrel of crude oil for each trade executed to cover Energy Source's administrative costs to perform such service.

        Effective July 1, 1995, the Company and Convest agreed to share certain administrative costs to reduce the overall cost that would otherwise be incurred by each of them in the absence of such an arrangement. Under the arrangement, certain costs associated with shareholder communication services, costs of computer hardware and software systems and certain administrative staff who perform duties on behalf of both entities are shared by Edisto and Convest based on their respective utilization. In addition, the salary of Michael Y. McGovern, who serves as the Chairman and Chief Executive Officer of Edisto and Convest, is shared equally between the two companies. Effective July 1, 1995, Convest began reimbursing Edisto for one-half of Mr. McGovern's base salary ($275,000) plus one-half of his payroll taxes and benefits (such as health, disability and life insurance and 401(k) plan contributions).

        Each of the affiliated party transactions described above was approved by either a special committee of the Convest Board, which was composed of outside directors with no affiliation to Edisto, or the unanimous consent of the Convest Board.

(6)     Long-Term Debt

        Long-term debt consisted of the following (in thousands):


                                       March 31,  December 31,
                                         1996       1995
Convest Credit Agreement ............  $ 14,175   $ 19,175
Energy Source Canada Credit Agreement       511         73
Capital leases ......................       155        175
Other ...............................         7          8
                                       --------   --------
Total debt ..........................    14,848     19,431
Less current maturities .............    (1,963)    (1,796)
                                       --------   --------
    Total long-term debt ............  $ 12,885   $ 17,635
                                       ========   ========

Convest

         Convest Energy Corporation Credit Agreement

         On June 26, 1995, simultaneous with the closing of the Convest Transaction, Convest and Edisto E&P entered into an Amended and Restated Secured Revolving Credit Agreement (the "Convest Credit Agreement") with Bank One, Texas, N.A. ("Bank One"), and Compass Bank-Houston, N.A. This facility, which terminates January 1, 1998, combined the existing credit facilities of Convest and Edisto E&P. Bank One serves as agent bank of the Convest Credit Agreement. The facility is secured by a first lien on all of Convest's assets, including the oil and gas properties and gas plant. Interest on borrowings under the Convest Credit Agreement is computed at (i) the agent bank's prime lending rate (the "Base Rate") plus 3/4% or (ii) the London Inter Bank Offering Rate ("LIBOR") plus 2-3/4%. In addition, Convest pays a commitment fee equal to 1/2% on any commitment amount in excess of outstanding borrowings.

         The borrowing base is redetermined semi-annually on or before May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. As of March 31, 1996 and December 31, 1995, the borrowing base available

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1996 and 1995


under the facility was $25.0 million and $29.8 million, respectively, and reduces by $1.0 million per month. During January 1996, Edisto E&P sold its interest in an offshore oil and gas property, and accordingly, the borrowing base was reduced by $1.8 million simultaneous with the sale of the property. In May 1996, the Company was notified by the lending banks that the new borrowing base under the facility was $25.5 million, which reduces by $1.0 million per month beginning June 1, 1996.

         As of March 31, 1996 and December 31, 1995, outstanding indebtedness under the Convest Credit Agreement was $14.2 million and $19.2 million, respectively, with an additional $200,000 letters of credit outstanding as of those dates, primarily related to performance bonds issued for oil and gas operations. At March 31, 1996, substantially all of the outstanding borrowings were subject to LIBOR interest at an effective rate of approximately 8-1/4% per annum.

Energy Source

         Energy Source, Inc. Credit Facility

         During 1994, Energy Source entered into a loan agreement with Bank One establishing a revolving credit facility (the "Energy Source Credit Facility"). On March 31, 1996, the Energy Source Credit Facility was amended to, among other things, increase the available borrowings from $8.0 million to $20.0 million and extend the maturity date from June 1, 1996 to December 31, 1997. Borrowings under the facility are limited to the lesser of (i) $20.0 million or (ii) the sum of 80% of Energy Source's eligible accounts receivable plus certain liquid collateral. Availability under the Energy Source Credit Facility may be used for direct borrowings up to a sublimit of $5.0 million, or for the issuance of letters of credit. Interest accrues at Bank One's Base Rate (8-1/4% at March 31,
1996) plus 1% and is payable monthly. At March 31, 1996, no amounts were outstanding under this facility.

         Borrowings under the Energy Source Credit Facility are secured by a pledge of all of Energy Source's accounts receivable, inventory and intangibles and cash collateral equal to 25% of the outstanding letters of credit and/or advances under the facility. The facility requires Energy Source to maintain a minimum current ratio of 1.2 to 1.0 and a tangible net worth of $20.0 million. Loan covenants prohibit dividends and place limits on general and administrative expenses and certain open unhedged positions on fixed price commitments for the purchase and sale of natural gas and natural gas products.

         Energy Source Canada Credit Agreement

         In March 1995, Energy Source Canada entered into a revolving credit facility with the National Bank of Canada (the "ESC Credit Facility"). Borrowings under the facility are limited to the lesser of (i) $2.5 million
(CDN), (ii) the sum of 75% of Energy Source Canada's eligible accounts receivable plus 50% of certain inventories or (iii) 200% of the equity position of Energy Source Canada. Availability under the ESC Credit Facility may be used for direct borrowings or for the issuance of letters of credit up to a sublimit of $1.25 million (CDN). Interest accrues at National Bank of Canada's Prime Rate (6-3/4% at March 31, 1996) plus 1% and is payable monthly. At March 31, 1996, $700,000 (CDN) was outstanding and letters of credit for $1.3 million (CDN) had been issued.

         Borrowings under this facility are secured by certain accounts receivable and inventories. The facility contains covenants which prohibit dividends and place limits on certain expenditures and open positions for the purchase and sale of natural gas and natural gas products.

(7)     Commitments and Contingencies

         Firm Transportation Agreements

          Energy Source has entered into long-term firm transportation agreements with certain pipelines in order to ensure available transportation services for its marketing activities. Energy Source's most significant firm transportation agreements at March 31, 1996 are as follows:

Pipeline              Firm Volume Contracted      Contract Expiration

Panhandle Eastern     70 MMcf/day                 October 1996
Missouri Pipeline     55 MMcf/day (1)             October 1996

(1) Includes an option to increase contracted volumes by up to an additional 15 MMcf/day during the winter months.

          In connection with the sale of the Company's Missouri intrastate pipeline in January 1995, Vesta Energy and a UtiliCorp pipeline subsidiary entered into a new firm transportation agreement. The new agreement provides for firm transportation for 55

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1996 and 1995


MMcf/day of natural gas for the period from January 1995 through October 1996, and a supplemental firm transportation agreement for up to 15 MMcf/day of natural gas. Also as part of the pipeline sale, Edisto guaranteed to the UtiliCorp pipeline subsidiary the payment by Vesta Energy of the demand charges under the new firm transportation agreement until October 1996. Energy Source (as the successor by merger to Vesta Energy) uses these firm transportation agreements to service its existing gas sales contract with Laclede and other industrial customers in St. Louis, Missouri.

  Litigation

  MINT Lawsuit

          In January 1993, Bruce W. McConkey and two other shareholders of MINT, who collectively hold 20% of the outstanding MINT common stock, filed a lawsuit against Edisto, MINT and certain of its former directors who were former officers of Edisto. The lawsuit, among other things, (i) alleges that MINT constructively terminated Mr. McConkey's employment as the President and CEO of MINT, thereby breaching his employment agreement; (ii) alleges that certain directors of MINT breached their fiduciary duties to the plaintiffs, in their capacity as minority shareholders, and (iii) asserts derivative claims on behalf of MINT against certain directors for alleged mismanagement of MINT. The plaintiffs seek actual damages in an unspecified amount, punitive damages and attorney's fees. The Company intends to vigorously defend its position. The Company is unable to determine a range of possible loss relating to the McConkey litigation because the plaintiffs seek actual damages in an unspecified amount and the Company believes it has meritorious defenses available in this matter. Based on developments of the case to date, the Company's management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                    OVERVIEW AND SIGNIFICANT DEVELOPMENTS
Financial Results

          The Company had net income for the three months ended March 31, 1996 of $4.1 million. Set forth below is a table summarizing the Company's income by business segment and subsidiary (in thousands):


                                              Three Months
                                                  Ended
                                             March 31, 1996
Energy Source, Inc.
     U.S.                                        $2,876
     Canada                                        (768)
                                                  2,108
Convest Energy Corporation                        1,708
Corporate and other                                (693)

    Total Operating Income                        3,123

Interest and other                                  980

      NET INCOME                                 $4,103
                                                  ======

Gas Sales Volume Increases and Improved Gross Margins at Energy Source, Inc.

          In accordance with the Company's business plan, the Company's gas marketing sales volumes have increased significantly in 1995 and the first quarter of 1996. The volumes of gas sold for the three months ended March 31, 1996 have increased 52% from the comparable period in 1995, as shown by the table set forth below:


                          Three Months    Three Months
                             Ended           Ended       Percentage
                          March 31, 1996  March 31, 1995  Increase
Volume sold (MMcf)
     Domestic ....          67,074          42,089          59%
     Canadian ....          13,293          10,915          22%
                            ------          ------          --
        Total ....          80,367          53,004          52%

          The domestic gross margin of $.07 per Mcf for the first quarter of 1996 was a substantial improvement over the gross margin of $.01 per Mcf over the corresponding period in 1995. This improvement was due to Energy Source's strong transportation and supply positions combined with the volatile market conditions experienced because of the harsh winter conditions in many areas of the United States. The improvement was also due to the termination of any further expense in 1996 under the price protection provision of a gas sales agreement with Laclede Gas Company for 55 MMcf of gas per day. In 1995, the Company incurred $3.5 million of expense for the price protection requirement under this agreement, $1.0 million of which was incurred in the first quarter of 1995. There is no expense under this contract provision for 1996.

          The Canadian gross margin, however, decreased to $(.03) per Mcf for the first quarter of 1996 from $.01 per Mcf for the first quarter of 1995. This loss was caused by a market anomaly during the first quarter of 1996 in the correlation between the prices used for the Company's purchase and sales transactions and the NYMEX prices used to hedge these transactions. This correlation anomaly was caused by the unexpectedly high demand during the winter months and pipeline capacity constraints, which have now returned to normal.

Engagement of Investment Banking Firm

          On March 8, 1996, the Company announced that it has engaged the investment banking firm of Petrie Parkman & Co., Inc. to identify and evaluate strategic partners for the Company's gas marketing operations. The Company made this decision because it has concluded that the critical mass necessary to compete effectively in the gas market industry in the long term, has risen substantially and will continue to rise in the future. The Company also has concluded that its lack of strategic assets, such as pipelines or gas processing plants, will continue to hinder the Company's growth as the gas marketing industry consolidates. Therefore, the Company will seek to find a strategic partner for its gas marketing operations that has strategic assets that can create operational and financial synergies with Edisto's gas marketing operations. At this time, the Company is very early in the process of identifying and evaluating potential strategic partners and does not expect this process will be concluded until much later in 1996.

Consolidation of Gas Marketing Operations

          Effective March 1, 1996, Vesta Energy Company, Vesta Natural Gas Company and Energy Trading were merged into Energy Source. The consolidated entity uses the name "Energy Source" and is headquartered in Houston, Texas. In connection with the consolidation, the bulk of Vesta Energy's operations are being moved from Vesta Energy's Tulsa, Oklahoma office to Energy Source's offices in Houston, Texas. Energy Source Canada will continue operating as a separate subsidiary of Energy Source from its Calgary headquarters. Energy Source also will maintain sales offices in Tulsa, Oklahoma; Fayetteville, Arkansas; and Pittsburgh, Pennsylvania.

          The purpose of the consolidation was to complete the transition from three regional-based gas marketing companies to one integrated North American operation. The combined operations allow Energy Source to have a stronger balance sheet and a stronger market presence with combined average daily gas sales volumes of approximately 1 Bcf/day. The merger of the Tulsa and Houston offices will allow the Company to consolidate many administrative functions and to reduce its operating costs. The merger of the two offices also will enhance the Company's management efficiency and allow it to react quicker to market opportunities.

Sale of Offshore Tunisian Property

          In April 1996, Edisto closed the sale of its 11% interest in the Zarat Permit offshore Tunisia, subject to Tunisian government approval, for $1.4 million. This was Edisto's last remaining international oil and gas property.

Convest Property Sales

          During January 1996, Convest sold its interest in Vermillion Block 284 for approximately $2.0 million. Convest also sold other nonstrategic oil and gas properties during the first quarter for aggregate sales proceeds of approximately $400,000. As a result of these sales, Convest recorded a gain of approximately $815,000 during the first quarter of 1996.

Additional Drilling Activities at Convest

          During the first quarter of 1996, Convest participated in the drilling of a development well in Block 281 of the Eugene Island area in the Gulf of Mexico. The well was drilled from an existing platform structure at an estimated completed well cost of approximately $1.0 million, net to Convest's 37% working interest, and tested at a daily rate of 1,020 barrels of oil and 1.6 Mcf of gas. The well was connected to existing production facilities on the platform and is presently flowing at approximately 950 barrels of oil per day.

          During May 1996, Convest and the operator of Convest's South Timbalier 144 property interest executed an agreement to jointly develop an exploratory prospect located across Block 144 and Block 109 of the South Timbalier area of the Gulf of Mexico. Convest presently owns a 50% working interest in Block 144 and will receive a 50% working interest in Block 109 under the joint development agreement in exchange for a payment of approximately $355,000. The operator of Blocks 109 and 144 plans to drill an 8,000' exploratory test well in the prospect area for an aggregate cost of between $800,000 and $1.1 million, net to Convest's 50% working interest. Depending upon the success of the first well, it is anticipated that two additional wells will be drilled and a platform installed. If all of the proposed wells are successful, Convest's total cost in the prospect would aggregate approximately $6.0 million, net to Convest's working interest.

Edisto Common Stock Repurchase

          In December 1995, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Edisto's Common Stock. In the first quarter of 1996, the Company repurchased 28,500 shares. At April 30, 1996, the Company had 12,925,476 outstanding shares of Common Stock.

Convest Common Stock Purchase

          In March 1996, the Board of Directors of Edisto authorized the open market purchase of up to 1,160,000 shares of Common Stock of Convest from time to time. The timing and amounts of purchases will be governed by applicable SEC rules and market conditions. The purpose of the stock purchase is to increase Edisto's ownership percentage of Convest to over 80% to allow Edisto and Convest to consolidate for federal income tax purposes. Edisto has existing net operating loss carryforwards that may be beneficial to Convest if the two companies are consolidated for tax purposes. On a primary basis, Edisto needs to acquire an additional 875,000 shares to allow it to reach 80.5% of Convest's outstanding shares. On a fully diluted basis, however, Edisto needs to acquire approximately 1,160,000 shares to reach 80.5% because of outstanding stock options. As of May 10, 1996, Edisto had purchased an additional 92,000 shares of Convest Common Stock. Edisto presently owns 7,598,771 shares of Common Stock of Convest which is 73% of the outstanding Common Stock.

                              RESULTS OF OPERATIONS

          The following discussion and analysis is based on the historical results of operations of the Company for the periods indicated. The financial information set forth below should be reviewed in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto set forth elsewhere in this Report.

                                               Three Months   Three Months
                                                  Ended          Ended
                                                March 31,       March 31,
                                                  1996           1995
Edisto Gas Marketing:
Domestic:
  Gross margin (in thousands) ..............   $    4,720    $      235
                                               ==========    ==========
  Volume sold (MMcf) .......................       67,074        42,089
  Average prices ($ per Mcf):
     Sales price ...........................   $     2.51    $     1.64
     Purchase price ........................         2.44          1.63
                                               ----------    ----------
     Gross margin ..........................   $      .07    $      .01
                                               ==========    ==========

Canadian:
  Gross margin (in thousands) ..............   $     (436)   $      158
                                               ==========    ==========
  Volume sold (MMcf): ......................       13,293        10,915
  Average prices ($ per Mcf):
     Sales price ...........................   $     1.11    $      .99
     Purchase price ........................         1.14           .98
                                               ----------    ----------
     Margin ................................   $     (.03)   $      .01
                                               ==========    ==========
Total:
  Gross margin (in thousands) ..............   $    4,284    $      393
                                               ==========    ==========

  Volume sold (MMcf) .......................       80,367        53,004
  Average prices ($ per Mcf):
     Sales price ...........................   $     2.28    $     1.51
     Purchase price ........................         2.23          1.50
                                               ----------    ----------
     Margin ................................   $      .05    $      .01
                                               ==========    ==========

Convest Energy Corporation:
  Revenue (in thousands):
     Oil ...................................   $    3,760    $    4,843
     Gas ...................................        7,399         8,101
     Gas Plant .............................          361           303
                                               ----------    ----------
                                               $   11,520    $   13,247
                                               ==========    ==========
  Production:
     Oil (Mbbls) ...........................          217           289
     Gas (MMcf) ............................        3,572         5,005
  Average sales price:
     Oil (per Bbl)) ........................   $    17.37    $    16.77
     Gas  (per Mcf) ........................   $     2.07    $     1.62
  Average expenses per equivalent barrel:(1)
     Production Costs ......................   $     5.26    $     4.15
     Depreciation and depletion ............   $     5.07    $     4.56

(1) Natural gas is converted into oil equivalents at a rate of six Mcf per barrel of oil.

Results of Operations for the Three Months Ended March 31, 1996 compared to 1995

Energy Source, Inc.

        Energy Source's operating income for the three months ended March 31, 1996 was $2.1 million. Gross margin was $4.3 million compared to $0.4 million in 1995. Volumes sold increased 52% over 1995.

The domestic gross margin of $.07 per Mcf for the first quarter of 1996 was a substantial improvement over the gross margin of $.01 per Mcf over the corresponding period in 1995. This improvement was due to Energy Source's strong transportation and supply positions combined with the volatile market conditions experienced because of the harsh winter conditions in many areas of the United States. The improvement was also due to the termination of any further expense in 1996 under the price protection provision of a gas sales agreement with Laclede Gas Company for 55 MMcf of gas per day. In 1995, the Company incurred $3.5 million of expense for the price protection requirement under this agreement, $1.0 million of which was incurred in the first quarter of 1995. There is no expense under this contract provision for 1996.

        The Canadian gross margin, however, decreased to $(.03) per Mcf for the first quarter of 1996 from $.01 per Mcf for the first quarter of 1995. This loss was caused by a market anomaly during the first quarter of 1996 in the correlation between the prices used for the Company's purchase and sales transactions and the NYMEX prices used to hedge these transactions. This correlation anomaly was caused by the unexpectedly high demand during the winter months and pipeline capacity constraints, which have now returned to normal.

Convest Energy Corporation

        Oil and gas revenue decreased by approximately $1.8 million or 14% between the three month periods ending March 31, 1996 and 1995. The average price Convest received for its oil and gas sales increased by 4% and 28%, respectively, between the corresponding periods. Oil and gas production decreased by 25% and 29%, respectively. The decrease in production volumes was due primarily to the sale of producing oil and gas properties coupled with the steep production declines associated with Convest's offshore Gulf of Mexico properties. The effects of these production declines was partially offset by the additional drilling on Convest's South Timbalier Block 144 property and the addition of the Sensor properties purchased in mid 1995. As previously stated, Convest's offshore properties are subject to inherent steep production declines. In order to minimize the future effects of such declines, Convest needs to replace its reserves through its exploratory and development drilling and acquisition activities.

        Convest uses a combination of futures contracts traded on the NYMEX and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of Convest's hedging activities, Convest recorded hedging expense of approximately $2.2 million for the three month period ended March 31, 1996 and hedging income of approximately $638,000 for the corresponding period of 1995. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations.

        The hedges affecting the first quarter of 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower. These hedges were made as a defensive measure to assure stable cash flows in 1996. The past harsh winter, however, drove prices up substantially which caused the hedging losses in the first quarter of 1996.

        Production expenses decreased by approximately $385,000 or 9% between the corresponding periods. The decrease in production expenses is primarily due to a decrease in workover activity during the three months ended March 31, 1996, and the sale of producing oil and gas properties during 1995 and early 1996. The decline in production expenses was offset by the incremental operating expenses associated with the Sensor properties. Production expense per barrel of oil equivalent ("BOE") was $5.26 and $4.15 for the three months ended March 31, 1996 and 1995, respectively.

        Abandonment and exploration costs decreased by $323,000 between the corresponding periods. Convest accrues its estimated cost of abandonment of its offshore properties. Based upon a review of the reserve for abandonment, it was determined that no additional accrual was required for the three months ended March 31, 1996.

        Depreciation, Depletion and Amortization ("DD&A") on oil and gas properties decreased by approximately 20% between the corresponding periods. The decrease in DD&A was due primarily to the production declines discussed above. DD&A per BOE, however, was $5.07 for the three month period ended March 31, 1996, compared to $4.56 for the corresponding period of 1995.

         In mid-January 1996, Convest completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million. As a result of the sale, Convest recorded a gain on the property sale of approximately $620,000 during the first quarter of 1996. In addition, Convest sold several other nonstrategic oil and gas properties during the first quarter of 1996. Aggregate sale proceeds of these nonstrategic oil and gas properties totaled approximately $400,000 and resulted in a gain of approximately $195,000 for the three months ended March 31, 1996.

Other Consolidated Income and Expenses

        General and administrative expense increased by $0.5 million for the three months ended March 31, 1996 compared to the same period in 1995 primarily due to increased personnel cost associated with implementing the Company's business plan.

        Interest expense decreased by approximately 35% due to the repayment of a short-term promissory note issued upon Convest's purchase of the oil and gas assets of an affiliate. The short-term promissory note was repaid simultaneous with the closing of the Convest Transaction. In addition, Convest repaid a portion of its outstanding borrowings under its long-term credit facility during the first quarter of 1996.

        The preacquisition loss of subsidiary is the loss attributable to the shares of Convest not owned by the Company prior to the effective date of the Convest Transaction on June 26, 1995.

        The Company recognized a gain from the sale of its Missouri pipeline of $2.6 million for the three months ended March 31, 1995. The sale of this pipeline closed in January 1995. The Company also recorded a gain on the sale of its MINT subsidiaries of $3.8 million for the three months ended March 31, 1995.

                         CAPITAL RESOURCES AND LIQUIDITY

Credit Facilities and Long-Term Debt

Energy Source, Inc.

        Energy Source, Inc. During 1994, Energy Source entered into a loan agreement with Bank One establishing a revolving credit facility (the "Energy Source Credit Facility"). On March 31, 1996, the Energy Source Credit Facility was amended to, among other things, increase the available borrowings from $8.0 million to $20.0 million and extend the maturity date from June 1, 1996 to December 31, 1997. Borrowings under the facility are limited to the lesser of
(i) $20.0 million or (ii) the sum of 80% of Energy Source's eligible accounts receivable plus certain liquid collateral. Availability under the Energy Source Credit Facility may be used for direct borrowings up to a sublimit of $5.0 million, or for the issuance of letters of credit. Interest accrues at Bank One's Base Rate (8-1/4% at March 31, 1996) plus 1% and is payable monthly. At March 31, 1996, no amounts were outstanding under this facility.

        Borrowings under the Energy Source Credit Facility are secured by a pledge of all of Energy Source's accounts receivable, inventory and intangibles and cash collateral equal to 25% of the outstanding letters of credit and/or advances under the facility. The facility requires the maintenance of a minimum current ratio of 1.2 to 1.0 and a tangible net worth of $20.0 million. Loan covenants prohibit dividends and place limits on general and administrative expenses and certain open unhedged positions on fixed price commitments for the purchase and sale of natural gas and natural gas products.

        Energy Source Canada. In March 1995, Energy Source Canada entered into a revolving credit facility with the National Bank of Canada (the "ESC Credit Facility"). Borrowings under the facility are limited to the lesser of (i) $2.5 million (CDN), (ii) the sum of 75% of Energy Source Canada's eligible accounts receivable plus 50% of certain inventories or (iii) 200% of the equity position of Energy Source Canada. Availability under the ESC Credit Facility may be used for direct borrowings or for the issuance of letters of credit up to a sublimit of $1.25 million (CDN). Interest accrues at National Bank of Canada's Prime Rate (6-3/4% at March 31, 1996) plus 1% and is payable monthly. At March 31, 1996, $700,000 (CDN) was outstanding and letters of credit for $1.3 million (CDN) had been issued.

        Borrowings under this facility are secured by certain accounts receivable and inventories. The facility contains covenants which prohibit dividends and place limits on certain expenditures and open positions for the purchase and sale of natural gas and natural gas products.

Convest Energy Corporation

        On June 26, 1995, simultaneous with the closing of the Convest Transaction, Convest and Edisto E&P entered into an Amended and Restated Secured Revolving Credit Agreement (the "Convest Credit Agreement") with Bank One, Texas, N.A. ("Bank One"), and Compass Bank-Houston, N.A. This facility, which terminates January 1, 1998, combines the existing credit facilities of Convest and Edisto E&P. Bank One serves as agent bank of the Convest Credit Agreement. The facility is secured by a first lien on all of Convest's assets, including the oil and gas properties and gas plant. Interest on borrowings under the Convest Credit Agreement is computed at (i) the agent bank's prime lending rate (the "Base Rate") plus 3/4% or (ii) the London Inter Bank Offering Rate ("LIBOR") plus 2-3/4%. In addition, Convest and Edisto E&P pay a commitment fee equal to 1/2% on any commitment amount in excess of outstanding borrowings.

        The borrowing base is redetermined semi-annually on or before May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. As of March 31, 1996 and December 31, 1995, the borrowing base available under the Convest Credit Agreement was $25.0 million and $29.8 million, respectively, and reduces by $1.0 million per month. During January 1996, Edisto E&P sold its interest in an offshore oil and gas property, and accordingly, the borrowing base was reduced by

$1.8 million simultaneous with the sale of the property. In May 1996, Convest was notified by the lending banks that the new borrowing base under the facility was $25.5 million, which reduces by $1.0 million per month beginning June 1, 1996.

        As of March 31, 1996 and December 31, 1995, outstanding indebtedness under the Convest Credit Agreement was $14.2 million and $19.2 million, respectively, with an additional $200,000 letters of credit outstanding as of those dates, primarily related to performance bonds issued for oil and gas operations. At March 31, 1996, substantially all of the outstanding borrowings were subject to LIBOR interest at an effective rate of approximately 8-1/4% per annum.

Convest Capital Expenditures

        Convest's capital expenditures budget for 1996 is approximately $8.0 million primarily related to development and workover activities. Due to the recent increase in drilling activity in the Gulf of Mexico, Convest has been notified by the operators of several of its offshore properties of their intentions to propose additional exploratory and development drilling activity during the remainder of 1996.

        During May 1996, Convest and the operator of Convest's South Timbalier 144 property interest executed an agreement to jointly develop an exploratory prospect located across Block 144 and Block 109 of the South Timbalier area of the Gulf of Mexico. Convest presently owns a 50% working interest in Block 144 and will receive a 50% working interest in Block 109 under the joint development agreement in exchange for a payment of approximately $355,000. The operator of Blocks 109 and 144 plans to drill an 8,000' exploratory test well in the prospect area for an aggregate cost of between $800,000 and $1.1 million, net to Convest's 50% working interest. Depending upon the success of the first well, it is anticipated that two additional wells will be drilled and a platform installed. If all of the proposed wells are successful, Convest's total cost in the prospect would aggregate approximately $6.0 million, net to Convest's working interest.

        If Convest were to elect not to participate in an operation proposed on one of its properties, under the terms of the pertinent Joint Operating Agreement., Convest could be subject to a substantial penalty being imposed on its interest in a specific well or in some cases, may result in a loss of Convest's ownership interest in the affected well. Accordingly, management plans to carefully evaluate all proposed projects which represent a substantial draw on corporate resources of which reduce near term liquidity. In addition, Convest continues to evaluate possible acquisition and divestiture opportunities in an effort to upgrade Convest's reserve base, primarily in geographic areas where Convest possesses operating expertise and where the property profiles have a longer reserve life. It is anticipated that Convest's 1996 exploratory and development drilling operations will be funded with cash flow from Convest's oil and gas properties.

Working Capital

          At March 31, 1996, Edisto had cash and cash equivalents including restricted cash of $38.3 million and Assets from Risk Management Activities of $19.2 million which are primarily cash on deposit with brokerage houses and counterparties. When combined with future cash from operations and the flexibility provided by the various credit facilities, management believes its cash resources will be sufficient to execute its business plan, satisfy its liabilities and maintain current operations.

        During the three months ended March 31, 1996, the Company's cash inflows totalled approximately $13.3 million. This cash inflow resulted primarily from operations and proceeds from the sale of certain assets.

        The Company's cash outflows totalled approximately $8.7 million for the three months ended March 31, 1996. This net cash outflow resulted primarily from
(i) repayment of debt of $5.0 million, (ii) development and acquisition expenditures of $2.6 million, (iii) the purchase of assets from risk management activities of $0.8 million, (iv) repurchase of common shares of Edisto of $0.2 million, and (v) the purchase of other current and noncurrent assets of $0.1 million. The Company funded these cash outflows through available cash and sales of assets.

        During the three months ended March 31, 1995, Edisto's cash inflows totalled approximately $73.0 million. This net cash inflow resulted primarily from proceeds from the sale of the Missouri pipeline of $71.8 million.

        Edisto's cash outflows totalled approximately $59.0 million for the three months ended March 31, 1995. This net cash outflow resulted primarily from
(i) cash used by operations of $5.0 million, (ii) the purchase of natural gas hedging contracts of $1.7 million, and (iii) repayment of debt of $51.0 million. Edisto funded these cash outflows through available cash and sales of assets.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

        The  section  entitled   "Litigation"  in  the  Note   "Commitments  and
Contingencies"   of  the  "Notes  to  Consolidated   Financial   Statements"  is
incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibits.

(b)     Reports on Form 8-K.

        Edisto filed a Current Report on Form 8-K dated January 10, 1996, disclosing that Edisto had settled a lawsuit between Vesta Energy Company and NOARK Pipeline System Limited Partnership and Southwestern Energy Corp.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          EDISTO RESOURCES CORPORATION



                           By: Michael Y. McGovern
                               Michael Y. McGovern
                               Chairman of the Board and
                               Chief Executive Officer


                           By: Jerry L. McNeill
                               Jerry L. McNeill
                               Controller and Chief
                               Accounting Officer


Dated:  May 14, 1996