Form 10-Q
period 1996-06-30
EDISTO RESOURCES CORP
filed 1996-08-14
CIK 857102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes _X_                       No


         At July 31, 1996, there were 13,843,816 shares of Common Stock outstanding.

                          EDISTO RESOURCES CORPORATION

                          Quarterly Report on Form 10-Q
                       for the Quarter Ended June 30, 1996

                                      INDEX

I.       FINANCIAL INFORMATION

         Item 1.  Financial Statements of Edisto Resources Corporation:

                  Consolidated Balance Sheets...............................3-4

                  Consolidated Statements of Operations.......................5

                  Consolidated Statement of Stockholders' Equity..............6

                  Consolidated Statements of Cash Flows.......................7

                  Notes to the Consolidated Financial Statements..............8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................16

II.      OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................25

         Item 4.  Submission of Matters to a Vote of Security Holders........25

         Item 6.  Exhibits and Reports on Form 8-K...........................25

         Signatures .........................................................26

                          EDISTO RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS



                                                    June 30,       December 31,
                                                      1996              1995

Current assets:
  Cash and cash equivalents ..................       $  43,319        $  33,364
  Restricted cash ............................             333              333
  Assets from risk management
     activities ..............................          18,473           19,076
  Accounts receivable:
    Oil and gas production ...................           4,390            3,229
    Gas marketing ............................          91,563           71,041
    Affiliates ...............................              55             --
    Other ....................................             556              450
  Storage inventory ..........................           3,068            5,437
   Other current assets ......................           3,136            3,114
                                                     ---------        ---------

     Total current assets ....................         164,893          136,044

Property and equipment:
  Oil and gas properties using the
    successful efforts method
    of accounting ............................         111,730          115,250
  Other ......................................           4,267            2,985
                                                     ---------        ---------
                                                       115,997          118,235

  Less - accumulated depreciation
   and depletion .............................         (57,841)         (51,418)
                                                     ---------        ---------
                                                        58,156           66,817


Investments ..................................             248              242
Other assets .................................           3,311            2,890
                                                     ---------        ---------

                                                     $ 226,608        $ 205,993
                                                     =========        =========




 See the  accompanying  notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,       December 31,
                                                       1996            1995

Current liabilities:
  Current maturities of long-term debt ..........   $      90    $   1,796
  Accounts payable:
    Oil and gas production ......................       8,883        9,609
    Gas marketing ...............................      91,118       69,067
  Accrued liabilities and other .................      10,651       10,568
  Liabilities from risk management activities ...       1,861        4,686
  Deferred revenue ..............................       2,128        2,590
                                                    ---------    ---------

     Total current liabilities ..................     114,731       98,316

Long-term liabilities:
  Long-term debt, net of current maturities .....      11,325       17,635
  Deferred revenue ..............................         743          691
  Minority interest .............................       9,039        9,092
  Other noncurrent liabilities ..................      11,520       12,731
                                                    ---------    ---------
                                                       32,627       40,149

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized,  13,896,030 issued
  at June 30, 1996 and 12,977,960 at
  December 31, 1995 .............................         139          130
  Additional paid-in capital ....................      70,460       61,528
  Retained earnings .............................       9,097        6,154
  Foreign currency translation ..................         (84)         (95)
  Treasury stock, at cost, 52,214 shares
  at June 30, 1996 and 23,714 shares
  at December 31, 1995 ..........................        (362)        (189)
                                                    ---------    ---------
        Total stockholders' equity ..............      79,250       67,528
                                                    ---------    ---------

                                                    $ 226,608    $ 205,993
                                                    =========    =========



See the accompanying notes to the consolidated financial statements.



                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)




                                                   Six Months         Six Months        Three Months      Three Months
                                                      Ended             Ended              Ended              Ended
                                                    June 30,           June 30,           June 30,          June 30,
                                                      1996               1995               1996              1995
Revenues:
  Oil and gas production                                $  22,033          $  26,468          $  10,513         $  13,221
  Gas marketing                                           349,591            176,041            166,214            96,226
  Energy trading                                                -              (215)                  -             1,432
                                                    -------------        ----------        ------------         ---------
                                                          371,624            202,294            176,727           110,879
                                                          -------            -------            -------           -------
Costs and expenses:
  Lease operating and production taxes                      8,486             10,133              4,093             5,281
  Gas purchases                                           344,085            175,121            164,992            95,699
  Abandonment and exploration costs                           921              1,115                879               134
  Depreciation, depletion and amortization                  8,337             11,371              3,972             5,898
  Impairment of oil and gas properties                      1,120                  -              1,120                 -
  General and administrative                                7,405              7,525              3,524             4,092
                                                         --------          ---------          ---------         ---------
                                                          370,354            205,265            178,580           111,104
                                                          -------            -------            -------           -------
       Operating income (loss)                              1,270            (2,971)            (1,853)             (225)
                                                       ----------         ---------           --------         ---------

Other income (expense):
  Interest income                                           1,250              1,956                555             1,029
  Interest expense                                          (716)            (1,206)              (328)             (611)
  Equity in earnings of affiliates                            264                189                151                58
  Gain (loss) on asset sales                                1,167              (292)                352             (292)
  Minority interest                                         (379)              (346)                203                 3
  Other, net                                                  357                290                 69               277
                                                       ----------         ----------         ----------         ---------
                                                            1,943                591              1,002               464
                                                        ---------         ----------           --------         ---------
Income (loss) before income taxes                           3,213            (2,380)              (851)               239
Preacquisition loss of subsidiary                               -              1,478                  -               680
Income tax (provision) benefit                              (270)              (522)              (309)             (214)
                                                       ---------          ---------            -------         ---------

Income (loss) from continuing operations                    2,943            (1,424)            (1,160)               705
                                                        ---------          --------            -------          ---------

Discontinued operations:
  Gain on sale of transmission operations                       -              2,557                  -                 -
  Gain on sale of manufacturing operations                      -              3,824                  -                 -
                                                     ------------           --------        -----------      ------------
    Net income (loss)                                   $   2,943          $   4,957         $  (1,160)        $      705
                                                         ========           ========          ========          =========

Net income (loss) per common share:
   Continuing operations                               $      .23      $       (.11)       $      (.09)      $        .05
   Discontinued operations                                      -                .49                  -                 -
                                                      -----------          ---------        -----------      ------------
   Net income (loss) per common share                  $      .23       $        .38       $      (.09)      $        .05
                                                        =========        ===========        ==========        ===========


Weighted average common shares
   outstanding                                             12,930             12,966             13,440            12,966
                                                         ========            =======           ========            ======

   See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)




                                Number of            Additional             Foreign
                                 Common    Common     Paid-In   Retained    Currency   Treasury
                                 Shares    Stock      Capital   Earnings  Translation   Stock       Total


Stockholder's equity,
  December 31, 1995 ........     12,978   $    130   $ 61,528   $  6,154   $    (95)   $   (189)   $ 67,528
Net income .................       --         --         --        2,943       --          --         2,943
Repurchase of common
shares .....................       --         --         --         --         --          (173)       (173)
Exercise of warrants .......        918          9      8,932       --         --         8,941
Foreign currency translation       --         --         --         --           11        --            11
                               --------   --------   --------   --------   --------    --------    --------

Stockholder's equity,
  June 30, 1996 ............     13,896   $    139   $ 70,460   $  9,097   $    (84)   $   (362)   $ 79,250
                               ========   ========   ========   ========   ========    ========    ========




   See the accompanying notes to the consolidated financial statements.

                                                                 6

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                   Six Months  Six Months
                                                                                     Ended       Ended
                                                                                    June 30,    June 30,
                                                                                      1996        1995

Cash flows from operating activities:
    Net income .................................................................   $  2,943    $  4,957
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Depreciation, depletion and amortization ...................................      8,337       7,830
    Abandonments and exploration costs .........................................        781       1,017
    Impairment of oil and gas properties .......................................      1,120        --
    Gains on sales of assets ...................................................     (1,167)     (5,963)
    Equity in income of affiliates .............................................       (241)       (189)
    Minority interest expense ..................................................        379         532
    Other ......................................................................        807        --
    Changes in assets and liabilities:
      Accounts receivable and inventory ........................................    (15,760)    (11,780)
      Accounts payable and accrued liabilities .................................     14,780      (5,113)
      Other ....................................................................      1,377      (1,421)
                                                                                   --------    --------
         Net cash provided (used) by operating activities ......................     13,356     (10,130)
                                                                                   --------    --------

Cash flows from investing activities:
  Net proceeds from sales of assets, including
  discontinued operations ......................................................      3,874      72,018
  Purchase of assets from risk management activities ...........................     (2,647)     (1,000)
  Cash from acquisition of Convest .............................................       --           716
  Acquisition, exploration and development costs ...............................     (4,721)     (4,786)
  Payments from(to) affiliates .................................................         79        --
  Purchase of other noncurrent assets ..........................................       (820)     (2,115)
                                                                                   --------    --------
        Net cash provided (used) by investing activities .......................     (4,235)     64,833
                                                                                   --------    --------
Cash flows from financing activities:
  Borrowings on long-term debt .................................................       --         2,075
  Payments on long-term debt and capital leases ................................     (7,945)    (55,480)
  Repurchase of common shares ..................................................       (173)       --
  Stock issue on exercise of warrants ..........................................      8,941        --
  Currency translation .........................................................         11         289
                                                                                   --------    --------
        Net cash provided (used) by financing activities .......................        834     (53,116)
                                                                                   --------    --------

Net increase in cash and cash equivalents ......................................      9,955       1,587
Cash and cash equivalents, including restricted cash,
  at beginning of period .......................................................     33,697      41,083
                                                                                   --------    --------
Cash and cash equivalents, including restricted cash,
  at end of period .............................................................   $ 43,652    $ 42,670
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
  Interest .....................................................................   $    888    $     46
                                                                                   ========    ========
  Taxes ........................................................................   $    410    $    614
                                                                                   ========    ========

     See the accompanying notes to the consolidated financial statements.

                                                                7

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1996 and 1995


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

        Prior to March 1996, the Company conducted its natural gas marketing operations through four wholly owned subsidiaries. In March 1996, Edisto consolidated its domestic gas marketing operations into one subsidiary, Energy Source, Inc. ("Energy Source"). Accordingly, Vesta Natural Gas Company ("Vesta"), Vesta Energy Company ("Vesta Energy") and Energy Trading, Inc. ("Energy Trading"), subsidiaries of Edisto, have been merged into Energy Source. In connection with the consolidation, Energy Source Canada, Inc. (formerly Enex Gas, Ltd.), and Energy Source Power, Inc., also subsidiaries of Edisto, have become wholly owned subsidiaries of Energy Source. Prior to acquiring its 72% interest in Convest, the Company conducted its oil and gas activities through Edisto Exploration & Production Company ("Edisto E&P"). See Note 3 "Acquisitions
- - Convest Energy Corporation."

        References to "Energy Source" shall refer to the Company's wholly owned gas marketing subsidiaries, without Convest. References to the "Company" or "Edisto" shall refer to Edisto Resources Corporation and all of its consolidated subsidiaries, including Convest. References to "Convest" shall refer to Convest and the oil and gas activities conducted through Edisto E&P prior to acquiring the 72% interest in Convest.

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

Summary of Significant Accounting Policies

        Cash and Cash Equivalents. Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash and have original maturities of three months or less. At June 30, 1996, the Company had cash and cash equivalents, including restricted cash, of approximately $43.7 million.

        Risk Management. "Assets from Risk Management Activities" are primarily cash on deposit with established brokerage firms and counterparties. At June 30, 1996 and December 31, 1995, the Company had "Assets from Risk Management Activities" of $18.5 million and $19.1 million, respectively. Periodically, Edisto enters into financial instruments to hedge against the volatility of natural gas and oil prices. The hedging objectives include assurance of stable and known minimum cash flows and fixed favorable prices. The hedges are effected through the sale and purchase of futures contracts and options on the New York Mercantile Exchange and price swap agreements with major financial institutions and companies. Gains or losses on the hedging agreements are deferred

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1996 and 1995


and recognized in either oil and gas production revenues or gas marketing revenues, as appropriate, when the hedged transaction occurs, and are recorded as revenue or expense in the month for which the hedged transaction is completed.

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

Convest Energy Corporation

        Restricted Cash. Restricted cash of $333,000 at Convest consisted of certificates of deposit held by various financial institutions. The certificates of deposit are held in escrow as collateral for letters of credit issued for (i) lease payments on certain offshore platforms and (ii) estimated plugging and abandonment costs expected to be incurred on certain onshore oil and gas properties. Restricted cash is included in cash and cash equivalents in the accompanying consolidated statements of cash flows.

        Abandonment Reserve. Convest records its estimate of future abandonment costs of offshore properties, and accrues such costs using a unit-of-production method based upon estimated proved recoverable reserves. Abandonment costs are estimated under current regulations using current costs and are reviewed periodically and adjusted as new information becomes available. Abandonment costs on onshore properties are typically nominal due to the salvage value of well equipment, and accordingly, the Company does not provide for the abandonment of its onshore properties.

        Upon emerging from bankruptcy in July 1993, Edisto E&P entered into a settlement with the United States Minerals Management Service relating to estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases in which Edisto E&P owned interests. Pursuant to this settlement, the operator of the leases, Edisto E&P and other co-lessees are required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. As of June 30, 1996 and December 31, 1995, Convest was subject to total Abandonment Fund payments of $4.3 million.

        As of June 30, 1996 and December 31, 1995, Convest had made payments totaling $4.1 million and $3.7 million to the Abandonment Fund. These payments were applied to the total long-term abandonment reserve of $10.6 million and $10.2 million, as of June 30, 1996 and December 31, 1995, respectively, resulting in a net long-term abandonment reserve of $6.5 million as of those dates. The current portion of the abandonment reserve was $158,000 and $556,000 as of June 30, 1996 and December 31, 1995, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

        Lease Operating Expenses. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., Convest established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of June 30, 1996 and December 31, 1995, the current balance of this reserve was $1.8 million, and the long-term balance was $3.8 million and $4.6 million, respectively, and are included in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," in the consolidated financial statements.

        Gas Balancing. Convest uses the entitlements method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at June 30, 1996 and December 31, 1995 were $2.1 million and $1.4 million, respectively, and are included in "Accounts Receivable - Oil and Gas Production" and "Other Assets" in the consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at June 30, 1996 and December 31, 1995 were $2.9 million and $2.7 million, respectively, and are included in "Deferred Revenue" in the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1996 and 1995


    Property and Equipment. Convest follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including dry holes, and productive leases are capitalized and amortized by lease on a unit-of-production basis over the life of the remaining proved reserves. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if the well is determined to be unsuccessful. Gas is converted to equivalent barrels of oil on an energy content basis of six Mcf of gas per barrel of oil. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

        In the fourth quarter of 1995, Convest adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") regarding accounting for the impairment of long-lived assets. SFAS 121 requires Convest to recognize an impairment loss for its proved oil and gas properties if the carrying value of such properties (i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Under SFAS 121, Convest must regularly assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed discounted expected future cash flows.

        The Company's SFAS 121 evaluation for the second quarter of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates. As a result of this evaluation, the Company determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million based on production problems encountered during the second quarter of 1996.

        Fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful lives of the improvements.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1996 and 1995


(2)     Business Segment Information

        The Company conducts its activities through two lines of business: natural gas marketing and oil and gas exploration and production.

                           Consolidating Balance Sheet
                                  June 30, 1996
                                 (in thousands)


                                                            Edisto Gas
                                                           Marketing &  Consolidating  Edisto
                                                 Convest    Corporate    Adjustments  (Consolidated)

ASSETS:
  Cash and cash equivalents .................   $   2,625   $  41,027    $    --      $  43,652
  Assets from risk management activities ....       3,212      15,261       18,473
  Storage inventory .........................        --         3,068        3,068
 Accounts receivable ........................       6,653      92,259       (2,348)      96,564
  Other current assets ......................       2,178         958         --          3,136
                                                ---------   ---------    ---------    ---------
    Total current assets ....................      14,668     152,573       (2,348)     164,893
                                                ---------   ---------    ---------    ---------

  Property and Equipment, net ...............      56,590       1,566         --         58,156
                                                ---------   ---------    ---------    ---------
  Other assets ..............................       2,830         729         --          3,559
                                                ---------   ---------    ---------    ---------
                                                $  74,088   $ 154,868    $  (2,348)   $ 226,608
                                                =========   =========    =========    =========

LIABILITIES AND EQUITY:
  Current portion of long-term debt .........   $    --     $      90    $    --      $      90
  Accounts payable ..........................       8,883      93,466       (2,348)     100,001
  Accrued liabilities and other .............       6,460       6,319         --         12,779
  Liabilities from risk management activities        --         1,861         --          1,861
                                                ---------   ---------    ---------    ---------
    Total current liabilities ...............      15,343     101,736       (2,348)     114,731
                                                ---------   ---------    ---------    ---------

  Long-term debt ............................      11,278          47         --         11,325
  Minority interest .........................        --         9,039         --          9,039
  Other noncurrent liabilities ..............      11,002       1,261         --         12,263
                                                ---------   ---------    ---------    ---------
    Total long-term liabilities .............      22,280      10,347         --         32,627
                                                ---------   ---------    ---------    ---------
  Stockholder's equity ......................      36,465      42,785         --         79,250
                                                ---------   ---------    ---------    ---------
                                                $  74,088   $ 154,868    $  (2,348)   $ 226,608
                                                =========   =========    =========    =========

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1996 and 1995


(3)     Acquisitions/Dispositions

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

        In March 1996, the Board of Directors of Edisto authorized the open market purchase of up to 1,160,000 shares of Common Stock of Convest from time to time. The timing and amounts of purchases will be governed by applicable SEC rules and market conditions. The purpose of the stock purchase is to increase Edisto's ownership percentage of Convest to over 80% to allow Edisto and Convest to consolidate for federal income tax purposes. Edisto has existing net operating loss carryforwards that may be beneficial to Convest if the two companies are consolidated for tax purposes. On a primary basis, Edisto needs to acquire an additional 875,000 shares to allow it to reach 80.5% of Convest's outstanding shares. On a fully diluted basis, however, Edisto needs to acquire approximately 1,160,000 shares to reach 80.5% because of outstanding stock options. As of July 31, 1996, Edisto had purchased an additional 92,000 shares of Convest Common Stock. Edisto presently owns 7,598,771 shares of Common Stock of Convest which is 73% of the outstanding Common Stock.

Edisto Resources Corporation

        In April 1996, Edisto sold its 11% interest in the Zarat Permit offshore of Tunisia for $1.4 million in cash which resulted in a gain of approximately $0.3 million. This was Edisto's last remaining international oil and gas property.

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

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1996 and 1995


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

        In July 1996, Edisto and Convest obtained a directors' and officers' fiduciary insurance policy that covers both companies. The annual insurance premium was allocated 68% to Edisto, for a cost of $204,000, based on the relative percentage that the total assets of Edisto bear to the total assets of both Edisto and Convest.

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

(6)     Long-Term Debt

        Long-term debt consisted of the following (in thousands):


                                        June 30,   December 31,
                                          1996        1995
Convest Credit Agreement ............   $ 11,275    $ 19,175
Energy Source Canada Credit Agreement       --            73
Capital leases ......................        137         175
Other ...............................          3           8
                                        --------    --------
Total debt ..........................     11,415      19,431
Less current maturities .............        (90)     (1,796)
                                        --------    --------
    Total long-term debt ............   $ 11,325    $ 17,635
                                        ========    ========

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1996 and 1995


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

         The borrowing base is redetermined semi-annually on or before May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. As of June 30, 1996 and December 31, 1995, the borrowing base available under the facility was $24.5 million and $29.8 million, respectively, and reduces by $1.0 million per month. During January 1996, Edisto E&P sold its interest in an offshore oil and gas property, and accordingly, the borrowing base was reduced by $1.8 million simultaneous with the sale of the property. In May 1996, the Company was notified by the lending banks that the new borrowing base under the facility was $25.5 million, which reduces by $1.0 million per month beginning June 1, 1996.

         As of June 30, 1996 and December 31, 1995, outstanding indebtedness under the Convest Credit Agreement was $11.3 million and $19.2 million, respectively, with an additional $200,000 of letters of credit outstanding as of those dates, primarily related to performance bonds issued for oil and gas operations. At June 30, 1996, substantially all of the outstanding borrowings were subject to LIBOR interest at an effective rate of approximately 8-1/2% per annum.

Energy Source

         Energy Source, Inc. Credit Facility

         During 1994, Energy Source entered into a loan agreement with Bank One establishing a revolving credit facility (the "Energy Source Credit Facility"). On March 31, 1996, the Energy Source Credit Facility was amended to, among other things, increase the available borrowings from $8.0 million to $20.0 million and extend the maturity date from June 1, 1996 to December 31, 1997. Borrowings under the facility are limited to the lesser of (i) $20.0 million or (ii) the sum of 80% of Energy Source's eligible accounts receivable plus certain liquid collateral. Availability under the Energy Source Credit Facility may be used for direct borrowings up to a sublimit of $5.0 million, or for the issuance of letters of credit. Interest accrues at Bank One's Base Rate (8-1/4% at March 31,
1996) plus 1% and is payable monthly. At June 30, 1996, no amounts were outstanding under this facility.

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

         Energy Source Canada Credit Agreement

         In March 1995, Energy Source Canada entered into a revolving credit facility with the National Bank of Canada (the "ESC Credit Facility"). Borrowings under the facility are limited to the lesser of (i) $2.5 million
(CDN), (ii) the sum of 75% of Energy Source Canada's eligible accounts receivable plus 50% of certain inventories or (iii) 200% of the equity position of Energy Source Canada. Availability under the ESC Credit Facility may be used for direct borrowings or for the issuance of letters of credit up to a sublimit of $1.25 million (CDN). Interest accrues at National Bank of Canada's Prime Rate (6-1/4% at June 30, 1996) plus 1% and is payable monthly. At June 30, 1996, no borrowings were outstanding and letters of credit for $2.1 million (CDN) had been issued.

         Borrowings under this facility are secured by certain accounts receivable and inventories. The facility contains covenants which prohibit dividends and place limits on certain expenditures and open positions for the purchase and sale of natural gas and natural gas products.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1996 and 1995


(7)     Commitments and Contingencies

         Firm Transportation Agreements

          Energy Source has entered into long-term firm transportation agreements with certain pipelines in order to ensure available transportation services for its marketing activities. Energy Source's most significant firm transportation agreements at June 30, 1996 are as follows:

    Pipeline                   Firm Volume Contracted      Contract Expiration

    Panhandle Eastern             70 MMcf/day                   October 1996
    Missouri Pipeline             55 MMcf/day (1)               October 1996

(1) Includes an option to increase contracted volumes by up to an additional 15 MMcf/day during the winter months.

          In connection with the sale of the Company's Missouri intrastate pipeline in January 1995, Vesta Energy and a UtiliCorp pipeline subsidiary entered into a new firm transportation agreement. The new agreement provides for firm transportation for 55 MMcf/day of natural gas for the period from January 1995 through October 1996, and a supplemental firm transportation agreement for up to 15 MMcf/day of natural gas. As part of the pipeline sale, Edisto also guaranteed to the UtiliCorp pipeline subsidiary the payment by Vesta Energy of the demand charges under the new firm transportation agreement until October 1996. Energy Source (as the successor by merger to Vesta Energy) uses these firm transportation agreements to service its existing gas sales contract with Laclede Gas Company and other industrial customers in St. Louis, Missouri.

          Litigation

          MINT Lawsuit. In January 1993, Bruce W. McConkey and two other shareholders of MINT, who collectively hold 20% of the outstanding MINT common stock, filed a lawsuit against Edisto, MINT and certain of its former directors who were former officers of Edisto. The lawsuit, among other things, (i) alleges that MINT constructively terminated Mr. McConkey's employment as the President and CEO of MINT, thereby breaching his employment agreement; (ii) alleges that certain directors of MINT breached their fiduciary duties to the plaintiffs, in their capacity as minority shareholders, and (iii) asserts derivative claims on behalf of MINT against certain directors for alleged mismanagement of MINT. The plaintiffs seek actual damages in an unspecified amount, punitive damages and attorney's fees. The Company intends to vigorously defend its position. The Company is unable to determine a range of possible loss relating to the McConkey litigation because the plaintiffs seek actual damages in an unspecified amount and the Company believes it has meritorious defenses available in this matter. Based on developments of the case to date, the Company's management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                      OVERVIEW AND SIGNIFICANT DEVELOPMENTS


Financial Results

          The Company had net income for the six months ended June 30, 1996 of $2.9 million and a net loss for the three months ended June 30, 1996 of $1.2 million. Set forth below is a table summarizing the Company's income by business segment and subsidiary (in thousands):

                                 Six Months   Three Months
                                    Ended       Ended
                                   June 30,    June 30,
                                     1996       1996
Energy Source, Inc. .............
     U.S ........................   $ 1,276    $(1,599)
     Canada .....................      (618)       150
                                    -------    -------
                                        658     (1,449)
Convest Energy Corporation ......     1,317       (390)
Corporate and other .............      (705)       (14)
                                    -------    -------

    Total Operating Income (Loss)     1,270     (1,853)

Interest and other ..............     1,673        693
                                    -------    -------

      NET INCOME (LOSS) .........   $ 2,943    $(1,160)
                                    =======    =======


Edisto Resources Corporation

Gas Sales Volume Increases and Gross Margin Decreases

          In accordance with the Company's business plan, the Company's gas marketing sales volumes have increased significantly in 1996. The volumes of gas sold for the six and three months ended June 30, 1996 have increased 52% and 53%, respectively, from the comparable periods in 1995, as shown by the table set forth below:

                            Six Months           Six Months
                               Ended                Ended            Percentage
                           June 30, 1996        June 30, 1995         Increase
Volume sold (MMcf)
     Domestic                 130,057               90,674              43%
     Canadian                  35,433               17,914              98%
                              -------              -------              ---
        Total                 165,490              108,588              52%


                            Three Months         Three Months
                               Ended                Ended            Percentage
                            June 30, 1996        June 30, 1995         Increase
Volume sold (MMcf)
     Domestic                  62,983               48,585                30%
     Canadian                  22,140                6,999               216%
                               ------               ------              ----
        Total                  85,123               55,584                53%

          The Company's gross margins, however, decreased from $.05 per Mcf in the first quarter of 1996 to $.01 per Mcf in the second quarter of 1996. The gross margins in the first quarter of 1996 were unusually large due to the volatile market conditions caused by the harsh winter conditions in many areas of the United States. In the second quarter of 1996, the Company increased its total volumes sold from 80,367 Mmcf to 85,123 Mmcf, but with substantially lower margins. The combination of lower demand for natural gas and the continued volatility of natural gas prices in the second quarter contributed to the downward pressure on gross margins which the Company expects to continue during the third quarter of 1996.

           The larger volumes also have required the Company to increase its general and administrative expenses (for both additional personnel and new computer systems) to support the Company's increased volumes in the second quarter and anticipated volume growth in the coming year. The Company's strategic plan is to seek increased volumes with higher margins in the Northeast United States as gas utilities begin to deregulate. This plan has increased overhead as additional staff has been hired for the Company's new Pittsburgh sales office, but the results from the expansion will not materialize until future periods. The increased overhead contributed to the lower operating results during the second quarter.

          The increased volumes were achieved during a period when the Company's gas marketing operations were consolidated under Energy Source. This consolidation, which included the physical consolidation of the Tulsa and Houston offices, employee relocations and staff reorganizations, had a negative impact on operations during the second quarter. Also, the second quarter operating results include $420,000 of non-recurring expenses associated with the consolidation.

          The Company's second quarter results include the Company's equity share in the earnings of its unconsolidated affiliate, CEG Energy Options, Inc. ("CEG"), a gas marketing company which operates in Saskatchewan, Canada. CEG contributed $151,000 of income during the second quarter of 1996.

Exercise of Warrants

          Warrants for the purchase of 918,070 shares of Edisto Common Stock were exercised prior to the June 28, 1996 expiration date. These Warrants were issued in connection with the consummation of Edisto's bankruptcy on June 29, 1993 and entitled the holder to purchase Edisto Common Stock for $9.74 per share. After the exercise of the Warrants, Edisto has 13,843,816 outstanding shares of Common Stock. Edisto received $8.9 million from the exercise of the Warrants, which adds to its existing working capital.

Sale of Offshore Tunisian Property

          In April 1996, Edisto sold its 11% interest in the Zarat Permit offshore of Tunisia for $1.4 million which resulted in a gain of approximately $0.3 million. This was Edisto's last remaining international oil and gas property.

Engagement of Investment Banking Firm

          On March 8, 1996, the Company announced that it has engaged the investment banking firm of Petrie Parkman & Co., Inc. to identify and evaluate strategic partners for the Company's gas marketing operations. At this time, the Company is still in the process of identifying and evaluating potential strategic partners and does not expect this process to be concluded until later in 1996.

Edisto Common Stock Repurchase

          In December 1995, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Edisto's Common Stock. In the first quarter of 1996, the Company repurchased 28,500 shares. At July 31, 1996, the Company had 13,843,816 outstanding shares of Common Stock.



Convest Energy Corporation

Impairment of Oil and Gas Properties under SFAS No. 121

          As a result of Convest's SFAS No. 121 evaluation of its proved oil and gas properties for the second quarter of 1996, Convest determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million based on production problems encountered during the second quarter of 1996. This impairment loss is described in more detail in Note 2 to the Consolidated Financial Statements and "Results of Operations - Impairment of Oil and Gas Properties Under SFAS No. 121" below.

Convest Drilling Operations

          During 1996, Convest has invested a substantial portion of its cash flow in drilling operations on its offshore properties. As described below under "Liquidity and Capital Resources - Capital Expenditures," Convest's capital expenditure budget for 1996 has increased from approximately $8.0 million to $15.0 million. The most significant drilling operations during 1996 are described below.

          Eugene Island 281. During early 1996, Convest participated in the drilling of a development well in Block 281 of the Eugene Island area in the Gulf of Mexico. The well was drilled from an existing platform structure at an estimated completed well cost of approximately $1.0 million, net to Convest's 37% working interest, and tested at a daily rate of 1,276 barrels of oil and 1,699 Mcf of gas. The well was connected to existing production facilities on the platform and is presently flowing at approximately 600 barrels of oil per day and 300 Mcf of gas per day.

          South Timbalier. During April 1996, Convest participated in the drilling of a development well on Block 221 of the South Timbalier area of the Gulf of Mexico. The well was drilled from an existing well bore to approximately 12,000 feet. The well encountered productive sands and was tested at a rate of approximately 7,000 Mcf of gas per day. The cost of this well was approximately $1.4 million, net to Convest's 40% interest. This well is producing at approximately 6,500 Mcf of gas and 115 barrels of oil per day.

          During June 1996, Convest participated in the drilling of an 8,000 foot exploratory test well on a prospect located across Block 144 and Block 109 of the South Timbalier area. During early July 1996, the well encountered no commercial production and was subsequently abandoned. The cost of the well was approximately $600,000, net to Convest's 50% working interest. Convest also has written off the approximate $350,000 leasehold cost of this property.

          During early July 1996, Convest participated in a second exploratory well in the South Timbalier area. The 5,700 foot well was drilled on a prospect situated across Block 109 and Block 102 and encountered no commercial production.  This  well  cost  approximately  $750,000,  net  to  Convest's  50%
interest.

          Grand Isle. During June 1996, Convest participated in the drilling of an 8,000 foot development well on Block 82 of the Grand Isle area of the Gulf of Mexico. The well encountered productive sands and test flowed at approximately 4,200 Mcf of gas per day. Total cost of the well was approximately $1.0 million, net to Convest's 39% working interest.

Expense for Unsuccessful Wells

          Since Convest follows the successful efforts method of accounting, the drilling costs and the leasehold writeoffs of approximately $1.7 million for the two unsuccessful South Timbalier exploratory wells will be expensed based on the costs incurred during the second and third quarters of 1996. Although the two wells were completed in July 1996, the leasehold writeoffs and a portion of the exploration costs were incurred prior to that time. Therefore, $750,000 of this cost was expensed during the second quarter of 1996 while approximately $950,000 of additional costs will be expensed during the third quarter of 1996.

Convest Property Sales

          During January 1996, Convest sold its interest in Vermillion Block 284 for approximately $2.0 million. Convest also sold other nonstrategic oil and gas properties during the first quarter for aggregate sales proceeds of approximately $400,000. As a result of these sales, Convest recorded a gain of approximately $820,000 during 1996.

Convest Common Stock Purchase

          In March 1996, the Board of Directors of Edisto authorized the open market purchase of up to 1,160,000 shares of Common Stock of Convest from time to time. The timing and amounts of purchases will be governed by applicable SEC rules and market conditions. The purpose of the stock purchase is to increase Edisto's ownership percentage of Convest to over 80% to allow Edisto and Convest to consolidate for federal income tax purposes. Edisto has existing net operating loss carryforwards that may be beneficial to Convest if the two companies are consolidated for tax purposes. In April 1996, Edisto purchased an additional 92,000 shares of Convest Common Stock. Edisto presently owns 7,598,771 shares of Common Stock of Convest which is 73% of the outstanding Common Stock.

                              RESULTS OF OPERATIONS

          The following discussion and analysis is based on the historical results of operations of the Company for the periods indicated. The financial information set forth below should be reviewed in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto set forth elsewhere in this Report.

                                                 Six Months        Six Months       Three Months       Three Months
                                                    Ended            Ended              Ended              Ended
                                                  June 30,          June 30,          June 30,           June 30,
                                                    1996              1995              1996               1995
Edisto Gas Marketing:
Domestic:
  Gross margin (in thousands)                         $  5,408       $       460          $     689          $     225
                                                       =======        ==========           ========           ========
  Volume sold (MMcf)                                   130,057            90,674             62,983             48,585
  Average prices ($ per Mcf):
     Sales price                                     $    2.40        $     1.75          $    2.27          $    1.85
     Purchase price                                       2.36              1.74               2.26               1.84
                                                      --------         ---------        -----------           --------
     Gross margin                                   $      .04       $       .01        $       .01         $      .01
                                                     =========        ==========         ==========          =========

Canadian:
  Gross margin (in thousands)                      $        98        $      460          $     534          $     302
                                                    ==========         =========           ========           ========
  Volume sold (MMcf):                                   35,433            17,914             22,140              6,999
  Average prices ($ per Mcf):
     Sales price                                    $     1.07        $      .98          $    1.05         $      .95
     Purchase price                                       1.07               .95               1.03                .91
                                                      --------         ---------          ---------          ---------
     Margin                                       $          -        $      .03         $      .02         $      .04
                                                   ===========         =========          =========          =========
Total:
  Gross margin (in thousands)                         $  5,506         $     920           $  1,223          $     527
                                                       =======          ========            =======           ========

  Volume sold (MMcf)                                   165,490           108,588             85,123             55,584
  Average prices ($ per Mcf):
     Sales price                                     $    2.12         $    1.62          $    1.95           $    .92
     Purchase price                                       2.09              1.61               1.94                .91
                                                      --------          --------           --------            -------
     Margin                                         $      .03        $      .01         $      .01          $     .01
                                                     =========         =========          =========           ========

Convest Energy Corporation:
  Revenue (in thousands):
     Oil                                             $   7,845          $ 10,011          $   4,085           $  5,168
     Gas                                                13,484            15,834              6,085              7,734
     Gas Plant                                             704               623                343                319
                                                     ---------         ---------          ---------           --------
                                                      $ 22,033           $26,468            $10,513            $13,221
                                                       =======            ======             ======             ======
  Production:
     Oil (Mbbls)                                           460               592                243                303
     Gas (MMcf)                                          7,006            10,148              3,434              5,143
  Average sales price:
     Oil (per Bbl))                                  $   17.05          $  16.91           $  16.81           $  17.06
     Gas  (per Mcf)                                 $     1.92         $    1.56          $    1.77          $    1.50
  Average expenses per equivalent barrel:(1)
     Production Costs                               $     5.07        $     4.23         $     4.89          $    4.30
     Depreciation and depletion                     $     4.83        $     4.76         $     4.60          $    4.95

(1) Natural gas is converted into oil equivalents at a rate of six Mcf of gas per barrel of oil.


Results of Operations for the Six Months Ended June 30, 1996 compared to 1995

Energy Source, Inc.

        Energy Source's operating income for the six months ended June 30, 1996 was $0.7 million. Gross margin was $5.5 million compared to $0.9 million in 1995. Volumes sold increased 52% over 1995.

        The domestic gross margin of $.04 per Mcf for the six months ended June 30, 1996 was a substantial improvement over the gross margin of $.01 per Mcf over the corresponding period in 1995, but the improvement was due to Energy Source's strong performance in the first quarter of 1996. Energy Source's first quarter performance was caused by the volatile market conditions experienced because of the harsh winter conditions in many areas of the United States and Energy Source's strong supply positions. The improvement in the first six months of 1996 over the corresponding period of 1995 also was due to the termination of any further expense in 1996 under the price protection provision of a gas sales agreement with Laclede Gas Company for 55 MMcf of gas per day. In 1995, the Company incurred $3.5 million of expense for the price protection requirement under this agreement, $1.2 million of which was incurred in the first six months of 1995. There is no expense under this contract provision for 1996.

        The Canadian gross margin per Mcf was breakeven for the six months ended June 30, 1996 which is a decrease of $.03 per Mcf compared to the same period in 1995. This decrease was caused by a market anomaly during the first quarter of 1996 in the correlation between the prices used for the Company's purchase and sales transactions and the NYMEX prices used to hedge these transactions.
This correlation anomaly was caused by the unexpectedly high demand during the winter months.

Convest Energy Corporation

        Oil and gas revenue decreased by approximately $4.5 million or 17% between the six month periods ended June 30, 1996 and 1995. The average price Convest received for its oil and gas sales increased by 1% and 23%, respectively, between the corresponding periods. Oil and gas production decreased by 22% and 31%, respectively. The decrease in production volumes was due primarily to the sale of producing oil and gas properties coupled with the steep production decline associated with Convest's offshore Gulf of Mexico properties. The effects of these production declines was partially offset by the additional drilling on Convest's South Timbalier Block 144 property completed in late 1995 and the addition of the Sensor properties purchased in mid 1995. As previously stated, Convest's offshore properties are subject to inherent steep production declines. In order to minimize the future effects of such declines, Convest must replace its reserves through its exploratory and development drilling and acquisition activities.

        Convest uses a combination of futures contracts traded on the NYMEX and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of Convest's hedging activities, Convest recorded hedging losses of approximately $4.5 million for the six month period ended June 30, 1996, and hedging income of approximately $400,000 for the corresponding period of 1995. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price Convest received for its oil and gas sales.

        The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower. These hedges were made as a defensive measure to assure stable cash flows in 1996. The past harsh winter, however, drove prices up substantially which caused the hedging losses in 1996.

        Production expenses decreased by approximately $1.4 million or 14% between the corresponding periods. The decrease in production expenses is primarily due to a decrease in workover activity during the six months ended June 30, 1996, and the sale of producing oil and gas properties during 1995 and early 1996. The decline in production expenses was offset by the incremental operating expenses associated with the Sensor properties. Production expenses per barrel of oil equivalent ("BOE") was $5.07 and $4.23 for the six months ended June 30, 1996 and 1995, respectively. The increase in production expense per BOE is caused by the decreased offshore production without a corresponding decrease in production expense.

        Abandonment and exploration costs increased by $423,000 between the corresponding periods. Convest accrues its estimated cost of abandonment of its offshore properties. Based upon a review of the reserve for abandonment, it was determined that Convest had substantially provided for its future abandonment liability, and accordingly, no additional accrual was provided for 1996.

        During the second quarter of 1996, Convest expensed approximately $750,000 of exploration costs and leasehold writeoffs associated with two unsuccessful South Timbalier exploratory wells based on costs incurred at the end of the period. Convest will expense approximately $950,000 of additional costs during the third quarter of 1996 related to these wells.

        Depreciation,  depletion  and  amortization  ("DD&A")  on  oil  and  gas properties decreased by approximately $3.0 million or 28% between the corresponding periods. The decrease in DD&A was due primarily to the production declines discussed above. DD&A per BOE was $4.83 for the six month period ended June 30, 1996, compared to $4.76 for the corresponding period of 1995.

        In mid-January 1996, Convest completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million, which resulted in a gain of approximately $620,000. In addition, Convest sold several other nonstrategic oil and gas properties during 1996 for aggregate sale proceeds of approximately $400,000, which resulted in a gain of approximately $200,000.

        Prior to 1995, Convest provided an impairment reserve for proved oil and gas properties to the extent that total capitalized costs less accumulated depreciation and depletion, exceed undiscounted future net revenues attributable to proved oil and gas reserves on an overall basis. During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires Convest to provide an impairment reserve for proved oil and gas properties to the extent that total capitalized costs, less accumulated depreciation and depletion, exceed undiscounted expected future cash flows attributable to proved oil and gas reserves on a property-by-property basis. Convest adopted the provisions of SFAS No. 121 during the fourth quarter of 1995.

        Convest regularly assesses the need for an impairment of its oil and gas properties. Convest's SFAS No. 121 evaluation for the second quarter of 1996 was prepared using the Convest's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of Convest's year end reserve estimates. As a result of this evaluation, Convest determined that an offshore property had less reserves than as previously estimated. Accordingly, Convest recorded an impairment loss on the property of approximately $1.1 million based on production problems encountered during the second quarter of 1996.

Other Consolidated Income and Expenses

        General and administrative expense decreased by $0.1 million for the six months ended June 30, 1996 compared to the same period in 1995. The general and administrative expenses in 1996 include $658,000 of non-recurring expenses associated with the consolidation of the gas marketing subsidiaries.

        Interest expense decreased by approximately 41% primarily due to the repayment of a short-term promissory note issued upon Convest's purchase of the oil and gas assets of an affiliate. The short-term promissory note was repaid simultaneous with the closing of the Convest Transaction. In addition, Convest repaid a portion of its outstanding borrowings under its long-term credit facility during 1996.

        The preacquisition loss of subsidiary is the loss attributable to the shares of Convest not owned by the Company prior to the effective date of the Convest Transaction on June 26, 1995.

        Edisto recognized gains on sales of assets of $1.2 million for the six months ended June 30, 1996 compared to a loss of $0.3 million for the same period in 1995. The gain reported is attributable to the $0.3 million gain on the sale of Edisto's Tunisian property and the sale of certain oil and gas properties of Convest.

Results of Operations for the Three Months Ended June 30, 1996 compared to 1995

Energy Source, Inc.

        Energy Source experienced an operating loss of $1.4 million for the three months ended June 30, 1996 compared to an operating loss of $0.9 million for the same period in 1995. Gross margin during this period was $1.2 million compared to $0.5 million during the same period in 1995. The combination of lower demand for natural gas and the continued volatility of natural gas prices in the second quarter contributed to the downward pressure on gross margins which the Company expects to continue in the third quarter of 1996. Volumes sold increased 53% over 1995. These larger volumes have required the Company to increase its general and administrative expenses (for both additional personnel and new computer systems) to support the increased volumes in the second quarter and anticipated volume growth in the coming year. The operating loss for the three months ended June 30, 1996 includes $420,000 in non-recurring general and administrative expenses related to the consolidation of the gas marketing subsidiaries.

        The domestic gross margin of $.01 per Mcf for the second quarter of 1996 was the same as the gross margin for the corresponding period in 1995. The gross margin for the second quarter of 1996 did not have any expenses related to the price protection requirement in the gas sales agreement with Laclede Gas Company whereas the corresponding period in 1995 had $0.3 million of expense for this contract provision.

        The Canadian gross margin decreased to $.02 per Mcf for the second quarter of 1996 from $.04 per Mcf for the second quarter of 1995.

Convest Energy

        Oil and gas revenue decreased by approximately $2.7 million or 21% between the three month periods ended June 30, 1996 and 1995. The average price Convest received for its oil and gas sales decreased by 1% while the price received for natural gas sales increased by 18%. As previously discussed, the primary reason for the decrease in oil and gas sales volumes was due to the sale of several properties during 1995 and 1996 coupled with the steep production declines on Convest's offshore properties.

        As previously stated, Convest uses futures contracts and swap agreements to hedge its oil and gas production thereby assuring stable cash flow. As a result of the sharp increase in oil and gas prices during the past winter, Convest has experienced losses associated with the contracts. For the three months ended June 30, 1996, Convest has recorded hedging losses of approximately $2.3 million compared to hedging losses of $200,000 for the corresponding period of 1995. As previously stated, Convest records gains and losses realized on its hedging activities as oil and gas sales revenue, accordingly, such amounts are reflected in the per unit price Convest received for its oil and gas sales.

        Production expenses decreased by approximately $1.0 million or 20% between the three months ended June 30, 1996 and 1995. The decrease in production expenses was primarily due to the aforementioned decrease in workover expense. Production expenses per BOE were $4.89 and $4.30 between the corresponding periods.

        Abandonment and exploration costs increased by $745,000 between the corresponding periods. Convest accrues its estimated cost of abandonment of its offshore properties. Based upon a review of the reserve for abandonment, it was determined that Convest had substantially provided for its future abandonment liability.

        During the second quarter of 1996, Convest expensed approximately $750,000 of exploration costs and leasehold writeoffs associated with two unsuccessful South Timbalier exploratory wells based on costs incurred at the end of the period. Convest will expense approximately $950,000 of additional costs during the third quarter of 1996 related to these wells.

        Depreciation,  Depletion  and  Amortization  ("DD&A")  on  oil  and  gas
properties decreased by approximately $2.0 million or 35% between the corresponding periods. As previously stated, the decrease in DD&A was directly related to the previously mentioned production declines.

        Convest's SFAS No. 121 evaluation for the second quarter of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates. As a result of this evaluation, Convest determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million based on production problems encountered during the second quarter of 1996.

Other Consolidated Income and Expenses

        Interest expense decreased by approximately 46% primarily due to the repayment of a short-term promissory note issued upon Convest's purchase of the oil and gas assets of an affiliate. The short-term promissory note was repaid simultaneous with the closing of the Convest Transaction. In addition, Convest repaid a portion of its outstanding borrowings under its long-term credit facility during 1996.

        During the second quarter of 1996, Edisto consummated the sale of its Tunisian properties for a gain of $0.3 million.

                         CAPITAL RESOURCES AND LIQUIDITY

Credit Facilities and Long-Term Debt

Energy Source, Inc.

        Energy Source, Inc. During 1994, Energy Source entered into a loan agreement with Bank One establishing a revolving credit facility (the "Energy Source Credit Facility"). On March 31, 1996, the Energy Source Credit Facility was amended to, among other things, increase the available borrowings from $8.0 million to $20.0 million and extend the maturity date from June 1, 1996 to December 31, 1997. Borrowings under the facility are limited to the lesser of
(i) $20.0 million or (ii) the sum of 80% of Energy Source's eligible accounts receivable plus certain liquid collateral. Availability under the Energy Source Credit Facility may be used for direct borrowings up to a sublimit of $5.0 million, or for the issuance of letters of credit. Interest accrues at Bank One's Base Rate (8-1/4% at June 30, 1996) plus 1% and is payable monthly. At June 30, 1996, no amounts were outstanding under this facility.

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

        Energy Source Canada. In March 1995, Energy Source Canada entered into a revolving credit facility with the National Bank of Canada (the "ESC Credit Facility"). Borrowings under the facility are limited to the lesser of (i) $2.5 million (CDN), (ii) the sum of 75% of Energy Source Canada's eligible accounts receivable plus 50% of certain inventories or (iii) 200% of the equity position of

Energy Source Canada. Availability under the ESC Credit Facility may be used for direct borrowings or for the issuance of letters of credit up to a sublimit of $1.25 million (CDN). Interest accrues at National Bank of Canada's Prime Rate (6-1/4% at June 30, 1996) plus 1% and is payable monthly. At June 30, 1996, no borrowings were outstanding and letters of credit for $2.1 million (CDN) had been issued.

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

        The borrowing base is redetermined semi-annually on or before May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. As of June 30, 1996 and December 31, 1995, the borrowing base available under the Convest Credit Agreement was $24.5 million and $29.8 million, respectively, and reduces by $1.0 million per month. In May 1996, Convest was notified by the lending banks that the new borrowing base under the facility was $25.5 million, which reduces by $1.0 million per month beginning June 1, 1996.

        As of June 30, 1996 and December 31, 1995, outstanding indebtedness under the Convest Credit Agreement was $11.3 million and $19.2 million, respectively, with an additional $200,000 letters of credit outstanding as of those dates, primarily related to performance bonds issued for oil and gas operations. At June 30, 1996, substantially all of the outstanding borrowings were subject to LIBOR interest at an effective rate of approximately 8-1/2% per annum.

Convest Capital Expenditures

        Convest has devoted a substantial portion of its available cash flow to drilling opportunities on its offshore properties and the reduction of its outstanding borrowings under its long-term credit facility. In addition to the drilling activity discussed, the Company has been notified by the operators of several of its offshore properties of their intentions to propose additional exploratory and development drilling activity during the remainder of 1996. Therefore, Convest has increased its original capital expenditure budget from approximately $8.0 million to approximately $15.0 million.

        If Convest does not participate in a drilling operation proposed on one of its properties, under the terms of the pertinent Joint Operating Agreement, Convest could be subject to a substantial penalty being imposed on its interest in a specific well. Accordingly, management plans to carefully evaluate all proposed projects which represent a substantial draw on corporate resources or which reduce near term liquidity. In addition, Convest continues to evaluate possible acquisition and divestiture opportunities in an effort to upgrade Convest's reserve base, primarily in geographic areas where Convest possesses operating expertise and where the property profiles have a longer reserve life.

        It is anticipated that Convest's 1996 exploratory and development drilling operations will be funded with cash flow from Convest's oil and gas properties. However, significant changes in oil and gas prices or significant revisions in the reserve volumes securing the Company's long-term credit facility could require management to dedicate all or a substantial portion of the Company's cash flow to meet working capital needs and debt maturities, thereby precluding Convest from participating in proposed drilling opportunities.

Working Capital

          At June 30, 1996, Edisto had cash and cash equivalents including restricted cash of $43.7 million and Assets from Risk Management Activities of $18.5 million which are primarily cash on deposit with brokerage houses and counterparties. When combined with future cash from operations and the flexibility provided by the various credit facilities, management believes its cash resources will be sufficient to execute its business plan, satisfy its liabilities and maintain current operations.

        During the six months ended June 30, 1996, the Company's cash inflows totalled approximately $26.3 million. This cash inflow resulted primarily from
(i) operations, (ii) proceeds from the sale of certain assets and (iii) the exercise of warrants issued in connection with Edisto's bankruptcy in June 29, 1993.

        The Company's cash outflows totalled approximately $16.3 million for the six months ended June 30, 1996. This net cash outflow resulted primarily from
(i) repayment of debt of $8.0 million, (ii) development and acquisition expenditures of $4.7 million, (iii) the purchase of assets from risk management activities of $2.6 million, (iv) repurchase of common shares of Edisto of $0.2 million, and (v) the purchase of other noncurrent assets of $0.8 million.

        During the six months ended June 30, 1995, Edisto's cash inflows totalled approximately $74.8 million. This net cash inflow resulted primarily from proceeds from the sale of the Missouri pipeline of $71.8 million and included borrowings of $2.0 million.

        Edisto's cash outflows totalled approximately $73.2 million for the six months ended June 30, 1995. This net cash outflow resulted primarily from (i) repayment of debt of $55.5 million, (ii) cash used by operations of $10.1 million, (iii) development and acquisition expenditures of $4.8 million and (iv) the purchase of natural gas hedging contracts of $0.4 million. Edisto funded these cash outflows through available cash and sales of assets.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

        The  section   entitled   "Litigation"   in  Note  7  "Commitments   and
Contingencies"   of  the  "Notes  to  Consolidated   Financial   Statements"  is
incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

        The annual meeting of shareholders of the Company was held on June 4, 1996 (the "Meeting"). The purposes of the Meeting were to (i) elect a board of five directors and (ii) to ratify the selection of Arthur Andersen, LLP as the independent public accountants of the Company for 1996. A total of 12,206,081 shares, or 94% of the outstanding shares, of Edisto's common stock were voted in person or by proxy at the Meeting.

        Results of voting on the election of directors are as follows:


                                               Shares
 Director Nominee            Shares For       Withheld
Timothy J. Andrews           12,188,830         17,251
John G. Graham               12,188,828         17,253
Vernon T. Jones, Sr.         12,188,805         17,276
Michael Y. McGovern          12,188,535         17,546
Leonard B. Rosenberg         12,188,242         17,839


        The following votes were cast with respect to the ratification of Arthur Andersen, LLP as the Company's independent public accountants for 1996.

        Shares For                Shares Against        Shares Abstaining

        12,179,548                      11,522                15,011

Item 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        Exhibit 10.1    -    Amended and Restated Loan Agreement dated as of
                             March 31, 1996 between Energy Source, Inc. and
                             Bank One, Texas, N.A.

(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    EDISTO RESOURCES CORPORATION


                                                     By: /s/ Michael Y. McGovern
                                                       Michael Y. McGovern
                                                       Chairman of the Board and
                                                         Chief Executive Officer


                                                        By: /s/ Jerry L. McNeill
                                                        Jerry L. McNeill
                                                        Controller and
                                                        Chief Accounting Officer



Dated:    August 13, 1996