Form 10-Q
period 1996-09-30
EDISTO RESOURCES CORP
filed 1996-11-14
CIK 857102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1996

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X        No

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                       THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                Yes  X                                   No


         At October 31, 1996, there were 13,850,552 shares of Common Stock outstanding.

                          EDISTO RESOURCES CORPORATION

                          Quarterly Report on Form 10-Q
                    for the Quarter Ended September 30, 1996

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

                  Consolidated Statements of Operations.......................5

                  Consolidated Statement of Stockholders' Equity..............6

                  Consolidated Statements of Cash Flows.......................7

                  Notes to the Consolidated Financial Statements..............8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................16

II.      OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................25

         Item 6.  Exhibits and Reports on Form 8-K...........................25

         Signatures .........................................................26

                          EDISTO RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS



                                                   September 30,    December 31,
                                                        1996             1995

Current assets:
  Cash and cash equivalents ..................       $  46,538        $  33,364
  Restricted cash ............................           1,217              333
  Assets from risk management
     activities ..............................          13,815           19,076
  Accounts receivable:
    Gas marketing ............................          96,321           71,041
    Oil and gas production ...................           3,262            3,229
    Affiliates ...............................              50             --
    Other ....................................             732              450
  Storage inventory ..........................           4,212            5,437
   Other current assets ......................           2,813            3,114
                                                     ---------        ---------

     Total current assets ....................         168,960          136,044

Property and equipment:
  Oil and gas properties using the
    successful efforts method
    of accounting ............................         116,026          115,250
  Other ......................................           4,467            2,985
                                                     ---------        ---------
                                                       120,493          118,235

  Less - accumulated depreciation
   and depletion .............................         (62,387)         (51,418)
                                                     ---------        ---------
                                                        58,106           66,817


Investments ..................................             213              242
Other assets .................................           3,354            2,890
                                                     ---------        ---------

                                                     $ 230,633        $ 205,993
                                                     =========        =========




    See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,  December 31,
                                                        1996          1995

Current liabilities:
  Current maturities of long-term debt ..........   $     308    $   1,796
  Accounts payable:
    Gas marketing ...............................      99,749       69,067
    Oil and gas production ......................      10,140        9,609
  Accrued liabilities and other .................      12,825       10,568
  Liabilities from risk management activities ...       1,095        4,686
  Deferred revenue ..............................       2,120        2,590
                                                    ---------    ---------

     Total current liabilities ..................     126,237       98,316

Long-term liabilities:
  Long-term debt, net of current maturities .....       8,530       17,635
  Deferred revenue ..............................         573          691
  Minority interest .............................       9,339        9,092
  Other noncurrent liabilities ..................       8,383       12,731
                                                    ---------    ---------
                                                       26,825       40,149

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
  authorized,  13,902,766 issued
  at September 30, 1996 and 12,977,960 at
  December 31, 1995 .............................         139          130
  Additional paid-in capital ....................      70,488       61,528
  Retained earnings .............................       7,391        6,154
  Foreign currency translation ..................         (85)         (95)
  Treasury stock, at cost, 52,214 shares at
   September 30, 1996
  and 23,714 shares at December 31, 1995 ........        (362)        (189)
                                                    ---------    ---------
        Total stockholders' equity ..............      77,571       67,528
                                                    ---------    ---------

                                                    $ 230,633    $ 205,993
                                                    =========    =========



        See the accompanying notes to the consolidated financial statements.



                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                           Nine Months   Nine Months Three Months  Three Months
                                             Ended           Ended       Ended        Ended
                                         September 30,  September 30, September 30, September 30,
                                              1996           1995         1996         1995
Revenues:
  Gas marketing ..........................   $ 541,510    $ 271,811    $ 191,919    $  95,770
  Oil and gas production .................      33,634       38,138       11,601       11,670
  Energy trading .........................        --            344         --            559
                                             ---------    ---------    ---------    ---------
                                               575,144      310,293      203,520      107,999
                                             ---------    ---------    ---------    ---------
Costs and expenses:
  Gas purchases ..........................     535,349      270,071      191,264       94,950
  Lease operating and production taxes ...      12,064       14,451        3,578        4,318
  Abandonment and exploration costs ......       1,724        1,274          803          159
  Depreciation, depletion and amortization      12,966       16,680        4,629        5,309
  Impairment of oil and gas properties ...       1,120         --           --           --
  General and administrative .............      11,990       11,105        4,585        3,580
                                             ---------    ---------    ---------    ---------
                                               575,213      313,581      204,859      108,316
                                             ---------    ---------    ---------    ---------
       Operating (loss) ..................         (69)      (3,288)      (1,339)        (317)
                                             ---------    ---------    ---------    ---------

Other income (expense):
  Interest income ........................       1,718        2,743          468          787
  Interest expense .......................        (962)      (1,669)        (246)        (463)
  Equity in earnings of affiliates .......         372          226          108           37
  Gain (loss) on asset sales .............       1,167         (510)        --           (218)
  Minority interest ......................        (679)        (380)        (300)         (34)
  Other, net .............................          71          377         (286)          87
                                             ---------    ---------    ---------    ---------
                                                 1,687          787         (256)         196
                                             ---------    ---------    ---------    ---------

Income (loss) before income taxes ........       1,618       (2,501)      (1,595)        (121)
Preacquisition loss of subsidiary ........        --          1,478         --           --
Income tax (provision) benefit ...........        (381)        (856)        (111)        (334)
                                             ---------    ---------    ---------    ---------

Income (loss) from continuing operations .       1,237       (1,879)      (1,706)        (455)
                                             ---------    ---------    ---------    ---------

Discontinued operations:
  Gain on sale of transmission operations         --          2,557         --           --
  Gain on sale of manufacturing operations        --          3,824         --           --
                                             ---------    ---------    ---------    ---------
    Net income (loss) ....................   $   1,237    $   4,502    $  (1,706)   $    (455)
                                             =========    =========    =========    =========

Net income (loss) per common share:
   Continuing operations .................   $     .09    $    (.14)   $    (.12)   $    (.04)
   Discontinued operations ...............        --            .49         --           --
                                             ---------    ---------    ---------    ---------
   Net income (loss) per common share ....   $     .09    $     .35    $    (.12)   $    (.04)
                                             =========    =========    =========    =========


Weighted average common shares
   outstanding ...........................      13,408       12,954       13,846       12,954
                                             =========    =========    =========    =========

        See the  accompanying  notes to the consolidated financial statements.



                          EDISTO RESOURCES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)




                                 Number of        Additional                Foreign
                                 Common    Common   Paid-In     Retained    Currency   Treasury
                                 Shares     Stock   Capital     Earnings   Translation   Stock      Total

Stockholders' equity,
  December 31, 1995 ........     12,978   $    130   $ 61,528   $  6,154   $    (95)   $   (189)   $ 67,528
Net income .................       --         --         --        1,237       --          --         1,237
Repurchase of common
shares .....................       --         --         --         --         --          (173)       (173)
Exercise of warrants .......        918          9      8,932       --         --          --         8,941
Exercise of options ........          7       --           28       --         --          --            28
Foreign currency translation       --         --         --         --           10        --            10
                               --------   --------   --------   --------   --------    --------    --------

Stockholders' equity,
  September 30, 1996 .......     13,903   $    139   $ 70,488   $  7,391   $    (85)   $   (362)   $ 77,571
                               ========   ========   ========   ========   ========    ========    ========





        See the  accompanying  notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                      Nine Months   Nine Months
                                                        Ended          Ended
                                                     September 30, September 30,
                                                          1996          1995
Cash flows from operating activities:
    Net income .........................................   $  1,237    $  4,502
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Depreciation, depletion and amortization ...........     12,966      13,145
    Abandonments and exploration costs ...... ..........      1,568         993
    Impairment of oil and gas properties ...............      1,120        --
    Gains on sales of assets ...........................     (1,167)     (5,871)
    Equity in income of affiliates .....................       (372)       (225)
    Minority interest expense ..........................        679         379
    Other ..............................................       (186)       --
    Changes in assets and liabilities:
      Accounts receivable and inventory ................    (17,899)    (20,021)
      Accounts payable and accrued liabilities..........     23,845       8,944
      Other ............................................       (225)     (1,843)
                                                            --------    --------
         Net cash provided by operating activities .....     21,566           3
                                                            --------    --------

Cash flows from investing activities:
  Net proceeds from sales of assets, including
 discontinued operations                                      2,955      72,037
  Sale (Purchase) of assets from risk management activities   1,022      (2,187)
  Investment in subsidiaries .......................... .      (419)        716
  Acquisition, exploration and development costs ........    (9,000)     (9,273)
  Payments from affiliates .............................        412        --
  Purchase of other noncurrent assets ..................       (760)     (2,735)
                                                            --------    --------
        Net cash provided (used) by investing activities     (5,790)     58,558
                                                            --------    --------
Cash flows from financing activities:
  Borrowings on long-term debt ..........................     3,318       2,075
  Payments on long-term debt and capital leases .........   (13,842)    (57,470)
  Repurchase of common shares ...........................      (173)       --
  Stock issue on exercise of warrants and options .......     8,969        --
  Currency translation ..................................        10          14
                                                           --------    --------
        Net cash (used) by financing activities .........    (1,718)    (55,381)
                                                           --------    --------

Net increase in cash and cash equivalents ...............    14,058       3,180
Cash and cash equivalents, including restricted cash,
  at beginning of period ...............................     33,697      41,083
                                                            --------    --------
Cash and cash equivalents, including restricted cash,
  at end of period .....................................   $ 47,755    $ 44,263
                                                            ========    ========

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
  Interest .............................................   $  1,333    $    379
                                                           ========    ========
  Taxes ................................................   $    438    $    848
                                                           ========    ========

    See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1996 and 1995

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

     Prior to March 1996,  the  Company  conducted  its  natural  gas  marketing operations through four wholly owned subsidiaries. In March 1996, Edisto consolidated its domestic gas marketing operations into one subsidiary, Energy Source, Inc. ("Energy Source"). Accordingly, Vesta Natural Gas Company ("Vesta"), Vesta Energy Company ("Vesta Energy") and Energy Trading, Inc. ("Energy Trading"), subsidiaries of Edisto, have been merged into Energy Source. In connection with the consolidation, Energy Source Canada, Inc. (formerly Enex Gas, Ltd.), and Energy Source Power, Inc., also subsidiaries of Edisto, have become wholly owned subsidiaries of Energy Source. Prior to acquiring its interest in Convest, the Company conducted its oil and gas activities through Edisto Exploration & Production Company ("Edisto E&P"). See Note 3 "Acquisitions
- Convest Energy Corporation."

        References to "Energy Source" shall refer to the Company's wholly owned gas marketing subsidiaries, without Convest. References to the "Company" or "Edisto" shall refer to Edisto Resources Corporation and all of its consolidated subsidiaries, including Convest. References to "Convest" shall refer to Convest and the oil and gas activities conducted through Edisto E&P prior to acquiring the interest in Convest.

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

Summary of Significant Accounting Policies

        Cash and Cash Equivalents. Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash and have original maturities of three months or less. At September 30, 1996, the Company had cash and cash equivalents, including restricted cash, of approximately $47.8 million.

     Restricted Cash. Restricted cash of $0.9 million at Energy Source consisted of funds held as collateral for letters of credit.

     Risk Management. "Assets from Risk Management Activities" are primarily cash on deposit with established brokerage firms and counterparties. At September 30, 1996 and December 31, 1995, the Company had "Assets from Risk Management Activities" of $13.8 million and $19.1 million, respectively. Periodically, Edisto enters into financial instruments to hedge against the volatility of natural gas and oil prices. The hedging objectives include assurance of stable and known minimum cash flows and fixed favorable prices. The hedges are effected through the sale and purchase of futures contracts and options on the New York Mercantile Exchange
                                        8

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1996 and 1995


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

Convest Energy Corporation

        Restricted Cash. Restricted cash of $0.3 million at Convest consisted of certificates of deposit held by various financial institutions. The certificates of deposit are held in escrow as collateral for letters of credit issued for (i) lease payments on certain offshore platforms and (ii) estimated plugging and abandonment costs expected to be incurred on certain onshore oil and gas properties. Restricted cash is included in cash and cash equivalents in the accompanying consolidated statements of cash flows.

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

        Upon emerging from bankruptcy in July 1993, Edisto E&P entered into a settlement with the United States Minerals Management Service relating to estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases in which Edisto E&P owned interests. Pursuant to this settlement, the operator of the leases, Edisto E&P and other co-lessees are required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. As of September 30, 1996 and December 31, 1995, Convest was subject to total Abandonment Fund payments of $4.3 million.

        As of September 30, 1996 and December 31, 1995, Convest had made payments totaling $4.2 million and $3.7 million to the Abandonment Fund, respectively. These payments were applied to Convest's total abandonment reserve of $10.1 million and $10.8 million, as of September 30, 1996 and December 31, 1995, respectively, resulting in a net abandonment reserve of $5.9 million and $7.1 million as of those dates. The current portion of the abandonment reserve was $2.2 million and $556,000 as of September 30, 1996 and December 31, 1995, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

        Lease Operating Expenses. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., Convest established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of September 30, 1996 and December 31, 1995, the current balance of this reserve was $1.3 million and $1.8 million, respectively, and the long-term balance was $4.2 million and $4.6 million, respectively, and are included in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," in the consolidated financial statements.

        Gas Balancing. Convest uses the entitlements method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at September 30, 1996 and December 31, 1995 were $2.3 million and $1.4 million, respectively. The current portion of these receivables is included in "Accounts Receivable - Oil and Gas Production" and the long-term portion is included in "Other Assets" in the consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1996 and 1995


September 30, 1996 and December 31, 1995 were $2.7 million, and are included in "Deferred Revenue" in the consolidated financial statements.

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

        The Company's SFAS 121 evaluation for the second and third quarters of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates. As a result of this evaluation, the Company determined that an offshore property had less reserves than previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million during the second quarter of 1996 based on production problems encountered during the period. No impairment loss was recorded during the third quarter of 1996.

        Fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful lives of the improvements.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1996 and 1995


(2)     Business Segment Information
     The Company conducts its activities through two lines of business: natural gas marketing and oil and gas exploration and production.


                           Consolidating Balance Sheet
                               September 30, 1996
                                 (in thousands)


                                                           Edisto Gas
                                                           Marketing &  Consolidating    Edisto
                                                  Convest   Corporate    Adjustments  (Consolidated)
ASSETS:
  Cash and cash equivalents .................   $   4,605   $  43,150    $    --      $  47,755
  Assets from risk management activities ....         817      12,998         --         13,815
  Storage inventory .........................        --         4,212         --          4,212
  Accounts receivable .......................       5,823      97,082       (2,540)     100,365
  Other current assets ......................       1,748       1,065         --          2,813
                                                ---------   ---------    ---------    ---------
    Total current assets ....................      12,993     158,507       (2,540)     168,960
                                                ---------   ---------    ---------    ---------
  Property and equipment, net ...............      56,453       1,653         --         58,106
  Other assets ..............................       2,959         608         --          3,567
                                                ---------   ---------    ---------    ---------
                                                   72,405     160,768       (2,540)     230,633
                                                =========   =========    =========    =========

LIABILITIES AND EQUITY:
  Current portion of long-term debt .........        --           308         --            308
  Accounts payable ..........................      10,140     103,394       (2,540)     110,994
  Accrued liabilities and other .............       7,596       6,244         --         13,840
  Liabilities from risk management activities        --         1,095         --          1,095
                                                ---------   ---------    ---------    ---------
    Total current liabilities ...............      17,736     111,041       (2,540)     126,237
                                                ---------   ---------    ---------    ---------
  Long-term debt ............................       8,503          27         --          8,530
  Minority interest .........................        --         9,339         --          9,339
  Other noncurrent liabilities ..............       8,551         405         --          8,956
                                                ---------   ---------    ---------    ---------
    Total long-term liabilities .............      17,054       9,771         --         26,825
                                                ---------   ---------    ---------    ---------
  Stockholder's equity ......................      37,615      39,956         --         77,571
                                                ---------   ---------    ---------    ---------

                                                $  72,405   $ 160,768    $  (2,540)   $ 230,633
                                                =========   =========    =========    =========




                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1996 and 1995


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

        In March 1996, the Board of Directors of Edisto authorized the open market purchase of up to 1,160,000 shares of Common Stock of Convest from time to time. The timing and amounts of purchases will be governed by applicable SEC rules and market conditions. The purpose of the stock purchase is to increase Edisto's ownership percentage of Convest to over 80% to allow Edisto and Convest to consolidate for federal income tax purposes. Edisto has existing net operating loss carryforwards that may be beneficial to Convest if the two companies are consolidated for tax purposes. On a primary basis, Edisto needs to acquire an additional 875,000 shares to allow it to reach 80.5% of Convest's outstanding shares. On a fully diluted basis, however, Edisto needs to acquire approximately 1,160,000 shares to reach 80.5% because of outstanding stock options. As of October 31, 1996, Edisto had purchased an additional 92,000 shares of Convest Common Stock. Edisto presently owns 7,598,771 shares of Common Stock of Convest which is 73% of the outstanding Common Stock.

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

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1996 and 1995


(5)     Related Party Transactions

        In the Convest Transaction, Edisto retained the tax benefits of the net operating loss carryforwards ("NOLs") of Edisto E&P. The tax benefits include a $3.3 million NOL usable for regular taxable income and a $3.6 million NOL usable for alternative minimum taxable income. Based on current projections of Convest's future taxable income, Convest determined that the remaining NOLs of Edisto E&P would be a valuable asset that could be utilized by Convest in the near-term future. Accordingly, Edisto allowed Convest to utilize the NOLs of Edisto E&P in consideration for $550,000.

        During January 1995, Convest entered into a gas marketing arrangement with Energy Source, whereby Energy Source markets a substantial portion of Convest's gas production and assumes certain related administrative functions. Effective November 1, 1995, Convest and Energy Source extended the term of the agreement to December 31, 1996 with Convest having the right to renegotiate the pricing structure at each six month interval of the extended term. In exchange for its services, Energy Source receives a fee of no more than 2% of the spot market price. The Company and Convest are currently reviewing the gas marketing agreement to determine under what terms and conditions the agreement should be extended.

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

(6)     Long-Term Debt

        Long-term debt consisted of the following (in thousands):


                                     September 30, December 31,
                                         1996         1995
Convest Credit Agreement ............   $  8,503    $ 19,175
Energy Source Canada Credit Agreement        219          73
Capital leases ......................         88         175
Other ...............................         28           8
                                        --------    --------
Total debt ..........................      8,838      19,431
Less current maturities .............       (308)     (1,796)
                                        --------    --------
    Total long-term debt ............   $  8,530    $ 17,635
                                        ========    ========

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1996 and 1995


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

         The borrowing base is redetermined semi-annually on or before May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. As of September 30, 1996 and December 31, 1995, the borrowing base available under the facility was $21.5 million and $29.8 million, respectively, and reduces by $1.0 million per month. During January 1996, Edisto E&P sold its interest in an offshore oil and gas property, and accordingly, the borrowing base was reduced by $1.8 million simultaneous with the sale of the property.

         As of September 30, 1996 and December 31, 1995, outstanding indebtedness under the Convest Credit Agreement was $8.5 million and $19.2 million, respectively, with an additional $200,000 of letters of credit outstanding as of those dates, primarily related to performance bonds issued for oil and gas operations. At September 30, 1996, substantially all of the outstanding borrowings were subject to an interest rate of prime plus 3/4% at an effective rate of approximately 9% per annum.

Energy Source

         Energy Source, Inc. Credit Facility

         During 1994, Energy Source entered into a loan agreement with Bank One establishing a revolving credit facility (the "Energy Source Credit Facility"). On March 31, 1996, the Energy Source Credit Facility was amended to, among other things, increase the available borrowings from $8.0 million to $20.0 million and extend the maturity date from June 1, 1996 to December 31, 1997. Borrowings under the facility are limited to the lesser of (i) $20.0 million or (ii) the sum of 80% of Energy Source's eligible accounts receivable plus certain liquid collateral. Availability under the Energy Source Credit Facility may be used for direct borrowings up to a sublimit of $5.0 million, or for the issuance of letters of credit. Interest accrues at Bank One's Base Rate (8-1/4% at September 30, 1996) plus 1% and is payable monthly. At September 30, 1996, no debt was outstanding under this facility and letters of credit of $3.5 million had been issued.

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

         Energy Source Canada Credit Agreement

         In March 1995, Energy Source Canada entered into a revolving credit facility with the National Bank of Canada (the "ESC Credit Facility"). Borrowings under the facility are limited to the lesser of (i) $5.0 million
(CDN), (ii) the sum of 75% of Energy Source Canada's eligible accounts receivable plus 50% of certain inventories or (iii) 200% of the equity position of Energy Source Canada. Availability under the ESC Credit Facility may be used for direct borrowings or for the issuance of letters of credit up to a sublimit of $1.25 million (CDN). Interest accrues at National Bank of Canada's Prime Rate (5-3/4% at September 30, 1996) plus 1% and is payable monthly. At September 30, 1996, $0.3 million (CDN) in borrowings were outstanding and letters of credit for $3.6 million (CDN) had been issued.

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

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1996 and 1995







(7)     Commitments and Contingencies

         Litigation

         MINT Lawsuit. In January 1993, Bruce W. McConkey and two other shareholders of MINT, who collectively hold 20% of the outstanding MINT common stock, filed a lawsuit against the Company, MINT and certain of its former directors who were former officers of the Company. The lawsuit, among other things, (i) alleges that MINT constructively terminated Mr. McConkey's employment as the President and CEO of MINT, thereby breaching his employment agreement; (ii) alleges that certain directors of MINT breached their fiduciary duties to the plaintiffs, in their capacity as minority shareholders, and (iii) asserts derivative claims on behalf of MINT against certain directors for alleged mismanagement of MINT. The plaintiffs seek actual damages in an unspecified amount, punitive damages and attorney's fees. The Company has filed a counterclaim against Mr. McConkey seeking payment of a $250,000 guarantee and a $12,500 promissory note plus interest. On October 16, 1996, the trial court granted an interlocutory summary judgment in favor of Edisto, MINT and the individual defendants on all claims against them other than the claim against MINT that it constructively terminated Mr. McConkey's employment. Based on developments of this case to date, the Company's management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                      OVERVIEW AND SIGNIFICANT DEVELOPMENTS


Financial Results

          The Company had net income of $1.2 million for the nine months ended September 30, 1996 and a net loss of $1.7 million for the three months ended September 30, 1996. Set forth below is a table summarizing the Company's income by business segment and subsidiary (in thousands):

                           Nine Months  Three Months
                             Ended         Ended
                        September 30,  September 30,
                              1996          1996
Operating Income (Loss):

Energy Source, Inc. ......
     U.S .................   $  (935)   $(2,212)
     Canada ..............      (749)      (130)
                             -------    -------
                              (1,684)    (2,342)
Convest Energy Corporation     2,860      1,542
Corporate and other ......    (1,245)      (541)
                             -------    -------

    Total Operating Loss .       (69)    (1,341)
                             -------    -------
Interest and other .......     1,306       (365)
                             -------    -------

     NET INCOME (LOSS) ...   $ 1,237    $(1,706)
                             =======    =======


Edisto Resources Corporation

Gas Sales Volume Increases and Gross Margin Decreases

          In accordance with the Company's business plan, the Company's gas marketing sales volumes have increased significantly in 1996. The volumes of gas sold for the nine and three months ended September 30, 1996 have increased 67% and 90%, respectively, from the comparable periods in 1995, as shown by the table set forth below:

                     Nine Months   Nine Months
                        Ended        Ended
                    September 30,  September 30, Percentage
                        1996         1995         Increase
                        -------     -------       -------
Volume sold (MMcf)
     Domestic .......   201,614     147,242           37%
     Canadian .......    88,273      26,702          231%
                        -------     -------       -------
        Total .......   289,887     173,944           67%
Average Daily Volumes     1,058         637           67%
(MMcf)

                           Three Months         Three Months
                              Ended                Ended
                           September 30,        September 30,        Percentage
                               1996                 1995              Increase
                              ------               ------            ---------
Volume sold (MMcf)
     Domestic                 71,557               56,568                26%
     Canadian                 52,840                8,788               501%
                             -------               ------               ----
        Total                124,397               65,356                90%

Average Daily Volumes          1,352                  710                90%
(MMcf)

          The Company's volumes have continued to increase in the fourth quarter of 1996. The average daily volumes in October 1996 were approximately 1,974 MMcf/day and are expected to remain at this level or higher for the remainder of the quarter. A large proportion of this growth has been due to volumes sold in Canada.

          The Company's gross margins remained constant at $.01 per Mcf in the second and third quarters of 1996. The gross margins of $.05 per Mcf in the first quarter of 1996 were unusually large due to the volatile market conditions caused by the harsh winter conditions in many areas of the United States. In the third quarter of 1996, the Company increased its total volumes sold from 85,123 MMcf to 124,397 MMcf, while maintaining a $.01 per Mcf margin.

           The larger volumes also have required the Company to increase its general and administrative expenses (for both additional personnel and new computer systems) to support the Company's increased volumes in the third and fourth quarters of 1996 and anticipated volume growth in 1997. The Company's strategic plan is to seek increased volumes with higher margins in the Northeast United States as gas utilities begin to deregulate. This plan has increased overhead as additional staff has been hired for the Company's new Pittsburgh, New York and New Jersey sales offices, but the results from the expansion will not materialize until future periods. The increased overhead contributed to the lower operating results during the second and third quarters of 1996.

          The increased volumes were achieved during a period when the Company's gas marketing operations were consolidated under Energy Source. This consolidation, which included the physical consolidation of the Tulsa and Houston offices, employee relocations and staff reorganizations, had a negative impact on operations during the second and third quarters of 1996. Also, the third quarter operating results include $580,000 of non-recurring expenses associated with the consolidation.

          The Company's third quarter results include the Company's equity share in the earnings of its unconsolidated affiliate, CEG Energy Options, Inc. ("CEG"), a gas marketing company which operates in Saskatchewan, Canada. CEG contributed $0.1 million of income during the third quarter of 1996.

Exercise of Warrants

          Warrants for the purchase of 918,070 shares of Edisto Common Stock were exercised prior to the June 28, 1996 expiration date. These Warrants were issued in connection with the consummation of Edisto's bankruptcy on June 29, 1993 and entitled the holder to purchase Edisto Common Stock for $9.74 per share. After the exercise of the Warrants and Options, Edisto has 13,850,552 outstanding shares of Common Stock. Edisto received $8.9 million from the exercise of the Warrants, which adds to its existing working capital.

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

Convest Energy Corporation

Management Changes

          In September 1996, Richard T. Howell resigned from his positions as the President and Chief Operating Officer of Convest, and as a director. Effective November 15, 1996, Gary L. Pittman is resigning from his positions as an Executive Vice President and Chief Financial Officer of Convest. Michael Y. McGovern, the Chairman and Chief Executive Officer of Convest and Edisto, will assume the responsibilities of Mr. Howell and Mr. Pittman for the near future.

Impairment of Oil and Gas Properties under SFAS No. 121

          As a result of Convest's SFAS No. 121 evaluation of its proved oil and gas properties for the second quarter of 1996, Convest determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million during the second quarter of 1996 based on production problems encountered during the period. No impairment loss was recorded during the third quarter of 1996. This impairment loss is described in more detail in Note 2 to the Consolidated Financial Statements and "Results of Operations - Impairment of Oil and Gas Properties Under SFAS No. 121" below.

Convest Drilling Operations

          During 1996, Convest has invested a substantial portion of its cash flow in drilling operations on its offshore properties. As described below under "Liquidity and Capital Resources - Capital Expenditures," Convest's capital expenditure budget for 1996 has increased from approximately $8.0 million to $15.0 million. This drilling activity will continue in the fourth quarter of 1996 with three wells to be drilled and three workovers scheduled to be completed during the period. The most significant drilling operations during 1996 are described below.

          Eugene Island 281. During early 1996, Convest participated in the drilling of a development well in Block 281 of the Eugene Island area in the Gulf of Mexico. The well was drilled from an existing platform structure at an estimated completed well cost of approximately $1.0 million, net to Convest's 37% working interest, and tested at a daily rate of 1,276 barrels of oil and 1,699 Mcf of gas. The well was connected to existing production facilities on the platform and was flowing at approximately 600 barrels of oil per day and 300 Mcf of gas per day, but subsequently, the production rates have declined.

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

          During early July 1996, Convest participated in a second exploratory well in the South Timbalier area. The 5,700 foot well was drilled on a prospect situated across Block 109 and Block 102 and encountered no commercial production.  This  well  cost  approximately  $550,000,  net  to  Convest's  50%
interest.

          Grand Isle. During June 1996, Convest participated in the drilling of an 8,000 foot development well on Block 82 of the Grand Isle area of the Gulf of Mexico. The well encountered productive sands and test flowed at approximately 4,200 Mcf of gas per day. Total cost of the well was approximately $1.0 million, net to Convest's 39% working interest.

          High Island. During September 1996, Convest participated in the drilling of a 12,000 foot development well on Block 195 of the High Island area of the Gulf of Mexico. The well encountered the objective formation and tested in excess of 5,000 Mcf of gas per day. Convest is currently laying the flowline to the existing facilities and expects it to be in production by mid-November. Total cost of the well was approximately $1.0 million, net to Convest's 24% interest. Convest plans to drill a second well in this area late in the fourth quarter of 1996 or early in the first quarter of 1997.

Expense for Unsuccessful Wells

          Since Convest follows the successful efforts method of accounting, the drilling costs and the leasehold writeoffs of approximately $1.5 million for the two unsuccessful South Timbalier exploratory wells were expensed based on the costs incurred during the second and third quarters of 1996. Although the two wells were completed in July 1996, the leasehold writeoffs and a portion of the exploration costs were incurred prior to that time. Therefore, $750,000 of this cost was expensed during the second quarter of 1996 and $790,000 of additional cost was expensed during the third quarter of 1996.

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

                                    Nine Months   Nine Months    Three Months  Three Months
                                      Ended          Ended          Ended         Ended
                                   September 30,  September 30, September 30,  September 30,
                                      1996             1995        1996           1995
Edisto Gas Marketing:
Domestic:
  Gross margin (in thousands) ...   $     5,742   $       498   $       334   $       38
                                    ===========   ===========   ===========   ==========
  Volume sold (MMcf) ............       201,614       147,242        71,557       56,568
  Average prices ($ per Mcf):
     Sales price ................   $      2.25$         1.67  $       1.99$        1.54
     Purchase price .............          2.22          1.67          1.99         1.54
                                    -----------   -----------   -----------   ----------
     Gross margin ...............   $       .03$      --       $         --   $     --
                                    ===========   ===========   ===========   ==========

Canadian:
  Gross margin (in thousands) ...   $       419   $     1,242   $       321   $      782
                                    ===========   ===========   ===========   ==========
  Volume sold (MMcf): ...........        88,273        26,702        52,840        8,788
  Average prices ($ per Mcf):
     Sales price ................   $       .99$          .97  $        .93   $      .96
     Purchase price .............           .98           .92           .92          .87
                                    -----------   -----------   -----------   ----------
     Margin .....................   $       .01$          .05  $        .01   $      .09
                                    ===========   ===========   ===========   ==========
Total:
  Gross margin (in thousands) ...   $     6,161   $     1,740   $       655   $      820
                                    ===========   ===========   ===========   ==========

  Volume sold (MMcf) ............       289,887       173,944       124,397       65,356
  Average prices ($ per Mcf):
     Sales price ................   $      1.87$         1.56  $       1.54   $     1.47
     Purchase price .............          1.85          1.55          1.53         1.45
                                    -----------   -----------   -----------   ----------
     Margin .....................   $       .02$          .01  $        .01   $      .02
                                    ===========   ===========   ===========   ==========

Convest Energy Corporation:
  Revenue (in thousands):
     Oil ........................   $    12,746   $    15,492   $     4,901   $    5,482
     Gas ........................        19,828        21,716         6,344        5,881
     Gas Plant ..................         1,060           930           356          307
                                    -----------   -----------   -----------   ----------
                                    $    33,634   $    38,138   $    11,601   $   11,670
                                    ===========   ===========   ===========   ==========
  Production:
     Oil (Mbbls) ................           715           903           255          309
     Gas (MMcf) .................        10,494        14,562         3,488        4,416
  Average sales price:
     Oil (per Bbl)) .............   $     17.83   $     17.16   $     19.22   $    17.74
     Gas  (per Mcf) .............   $      1.89   $      1.49   $      1.82   $     1.33
  Average expenses per equivalent
   barrel:(1)
     Production Costs ...........   $      4.75    $     4.22   $      4.12   $     4.24
     Depreciation and depletion .   $      4.98    $     4.79   $      5.28   $     4.87

(1) Natural gas is converted into oil equivalents at a rate of six Mcf of gas per barrel of oil.

Results of Operations for the Nine Months Ended September 30, 1996
     compared to 1995

Energy Source, Inc.

     Energy Source's operating loss for the nine months ended September 30, 1996 was $1.7 million. Gross margin was $6.2 million compared to $1.7 million in 1995. Total volumes sold increased 67 % over 1995.

        The domestic gross margin of $.03 per Mcf for the nine months ended September 30, 1996 was a substantial improvement over the breakeven margin for the corresponding period in 1995. Volumes increased 37% over 1995. Energy
Source's first quarter of 1996 performance was caused by the volatile market conditions experienced because of the harsh winter conditions in many areas of the United States and Energy Source's strong supply positions. The improvement in the first nine months of 1996 over the corresponding period of 1995 also was due to the termination of any further expense in 1996 under the price protection provision of a gas sales agreement with Laclede Gas Company for 55 MMcf of gas per day. In 1995, the Company incurred $3.5 million of expense for the price protection requirement under this agreement, $1.4 million of which was incurred in the first nine months of 1995. There is no expense under this contract provision for 1996.

        The Canadian gross margin of $.01 per Mcf for the nine months ended September 30, 1996 was a decrease of $.04 per Mcf compared to the same period in 1995. This decrease was caused by a market anomaly during the first quarter of 1996 in the correlation between prices used for the Company's purchase and sales transactions and the NYMEX prices used to hedge these transactions. This correlation anomaly was caused by the unexpectedly high demand during the winter months.

Convest Energy Corporation

        Oil and gas revenue decreased by approximately $4.6 million or 12% between the nine month periods ended September 30, 1996 and 1995. The average price Convest received for its oil and gas sales increased by 4% and 27%, respectively, between the corresponding periods. Oil and gas production decreased by 21% and 28%, respectively. The decrease in production volumes was due primarily to the sale of producing oil and gas properties coupled with the steep production decline associated with Convest's offshore Gulf of Mexico properties. The effects of these production declines was partially offset by the additional drilling on Convest's South Timbalier Block 144 property completed in late 1995 and the addition of the Sensor properties purchased in mid 1995. As previously stated, Convest's offshore properties are subject to inherent steep production declines. In order to minimize the future effects of such declines, Convest must replace its reserves through its exploratory and development drilling and acquisition activities.

        Convest uses a combination of futures contracts traded on the NYMEX and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of Convest's hedging activities, Convest recorded hedging losses of approximately $6.3 million for the nine month period ended September 30, 1996, and hedging income of approximately $785,000 for the corresponding period of 1995. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price Convest received for its oil and gas sales.

        The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower. These hedges were made as a defensive measure to assure stable cash flows in 1996. The past harsh winter, however, drove prices up substantially and these high prices have continued through most of 1996, which caused the hedging losses in 1996. Convest has substantially decreased its hedging activities for the remainder of 1996 and 1997.

        Production expenses decreased by approximately $2.4 million or 17% between the corresponding periods. The decrease in production expenses is primarily due to a decrease in workover activity during the nine months ended September 30, 1996, and the sale of producing oil and gas properties during 1995 and early 1996. The decline in production expenses was offset by the incremental operating expenses associated with the Sensor properties. Production expenses per barrel of oil equivalent ("BOE") was $4.75 and $4.22 for the nine months ended September 30, 1996 and 1995, respectively. The increase in production expense per BOE is caused by the decreased offshore production without a corresponding decrease in production expense.

        Abandonment and exploration costs increased by approximately $1.0 million between the corresponding periods. The increase in abandonment and exploration costs is primarily due to two unsuccessful South Timbalier wells of costs of approximately $1,540,000. Also, Convest accrues its estimated cost of abandonment of its offshore properties. Based upon a review of the reserve for abandonment, it was determined that Convest had substantially provided for its future abandonment liability, and accordingly, no additional accrual was provided for in 1996.

        Depreciation,  depletion  and  amortization  ("DD&A")  on  oil  and  gas properties decreased by approximately $3.7 million or 23% between the corresponding periods. The decrease in DD&A was due primarily to the production declines discussed above. DD&A per BOE was $4.98 for the nine month period ended September 30, 1996, compared to $4.79 for the corresponding period of 1995.

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

        Convest regularly assesses the need for an impairment of its oil and gas properties. Convest's SFAS No. 121 evaluation for the second and third quarters of 1996 was prepared using the Convest's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of Convest's year end reserve estimates. As a result of this evaluation, Convest determined that an offshore property had less reserves than as previously estimated. Accordingly, Convest recorded an impairment loss on the property of approximately $1.1 million during the second quarter based on production problems encountered during the period. No impairment loss was recorded during the third quarter of 1996.

Other Consolidated Income and Expenses

        General and administrative expense increased by $0.9 million for the nine months ended September 30, 1996 compared to the same period in 1995. This increase is due to $1.2 million of non-recurring expenses associated with the consolidation of the gas marketing subsidiaries.

        Interest expense decreased by approximately 42% partially due to the repayment of a short-term promissory note issued upon Convest's purchase of the oil and gas assets of an affiliate. The short-term promissory note was repaid simultaneous with the closing of the Convest Transaction. In addition, Convest repaid a substantial portion of its outstanding borrowings under its long-term credit facility during 1996.

        The preacquisition loss of subsidiary is the loss attributable to the shares of Convest owned by the Company prior to the effective date of the Convest Transaction on June 26, 1995.

        Edisto recognized gains on sales of assets of $1.2 million for the nine months ended September 30, 1996 compared to a loss of $0.5 million for the same period in 1995. The increase is due primarily to Edisto's sale of its Tunisian property for a gain of $0.3 million and a gain of $0.8 million from the sale of certain Convest properties.

Results of Operations for the Three Months Ended September 30, 1996
   compared to 1995

Energy Source, Inc.

        Energy Source experienced an operating loss of $2.3 million for the three months ended September 30, 1996 compared to an operating loss of $0.4 million for the same period in 1995. Gross margin during this period was $0.7 million compared to $0.8 million during the same period in 1995. The combination of lower demand for natural gas and the continued volatility of natural gas prices in the third quarter contributed to the downward pressure on gross margins. Volumes sold increased 90% over 1995. These larger volumes have required the Company to increase its general and administrative expenses (for both additional personnel and new computer systems) to support the increased volumes in the third quarter and anticipated volume growth in the coming year. The operating loss for the three months ended September 30, 1996 includes $580,000 in non-recurring general and administrative expenses related to the consolidation of the gas marketing subsidiaries.

        The domestic gross margin was breakeven for the third quarters of 1996 and 1995. The gross margin for the third quarter of 1996 did not have any expenses related to the price protection requirement in the gas sales agreement with Laclede Gas Company whereas the corresponding period in 1995 had $0.2 million of expense for this contract provision. Volumes increased 26% over 1995 during the third quarter of 1996.

        The Canadian gross margin decreased to $.01 per Mcf for the third quarter of 1996 from $.09 per Mcf for the third quarter of 1995. Volumes increased 501% over 1995 during the third quarter of 1996. Increased competition in the maturing Canadian market exerted significant downward pressure on gross margins during the third quarter of 1996.

Convest Energy

        Oil and gas revenue decreased by approximately $118,000 or 1% between the three month periods ended September 30, 1996 and 1995. The average price Convest received for its oil and gas sales decreased by 8% while the price received for natural gas sales increased by 37%. Oil and gas production decreased by 17% and 21%, respectively. As previously discussed, the primary reason for the decrease in oil and gas sales volumes was due to the sale of several properties during 1995 and 1996 coupled with the steep production declines on Convest's offshore properties.

        As previously stated, Convest uses futures contracts and swap agreements to hedge its oil and gas production thereby assuring stable cash flow. As a result of the sharp increase in oil and gas prices during the past winter, Convest has experienced losses associated with the contracts. For the three months ended September 30, 1996, Convest has recorded hedging losses of approximately $1.8 million compared to hedging income of $385,000 for the corresponding period of 1995. As previously stated, Convest records gains and losses realized on its hedging activities as oil and gas sales revenue, accordingly, such amounts are reflected in the per unit price Convest received for its oil and gas sales.

        Production expenses decreased by approximately $980,000 or 22% between the three months ended September 30, 1996 and 1995. The decrease in production expenses was primarily due to the aforementioned decrease in workover expense. Production expenses per BOE were $4.12 and $4.24 for the corresponding periods.

        Abandonment and exploration costs increased by $622,000 between the corresponding periods. Convest accrues its estimated cost of abandonment of its offshore properties. The increase in abandonment and exploration costs is primarily due to two unsuccessful South Timbalier exploratory wells of costs of approximately $790,000. Based upon a review of the reserve for abandonment, it was determined that Convest had substantially provided for its future abandonment liability, and accordingly, no additional accrual was provided for 1996.

        Depreciation, Depletion and Amortization ("DD&A") on oil and gas properties decreased by approximately $672,000 or 13% between the corresponding periods. As previously stated, the decrease in DD&A was directly related to the previously mentioned production declines.

        Convest's SFAS No. 121 evaluation for the third quarter of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates.
As a result of this evaluation, no impairment was required for the third quarter of 1996.

Other Consolidated Income and Expenses

        General and administrative expense increased by $1.0 million for the three months ended September 30, 1996 compared to the same period in 1995. This increase is primarily due to $580,000 of non-recurring expenses associated with the consolidation of the gas marketing subsidiaries.

                         CAPITAL RESOURCES AND LIQUIDITY

Credit Facilities and Long-Term Debt

Energy Source, Inc.

        Energy Source, Inc. During 1994, Energy Source entered into a loan agreement with Bank One establishing a revolving credit facility (the "Energy Source Credit Facility"). On March 31, 1996, the Energy Source Credit Facility was amended to, among other things, increase the available borrowings from $8.0 million to $20.0 million and extend the maturity date from June 1, 1996 to December 31, 1997. Borrowings under the facility are limited to the lesser of
(i) $20.0 million or (ii) the sum of 80% of Energy Source's eligible accounts receivable plus certain liquid collateral. Availability under the Energy Source Credit Facility may be used for direct borrowings up to a sublimit of $5.0 million, or for the issuance of letters of credit. Interest accrues at Bank One's Base Rate (8-1/4% at September 30, 1996) plus 1% and is payable monthly. At September 30, 1996, no debt was outstanding under this facility and letters of credit of $3.5 million had been issued.

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

        Energy Source Canada. In March 1995, Energy Source Canada entered into a revolving credit facility with the National Bank of Canada (the "ESC Credit Facility"). Borrowings under the facility are limited to the lesser of (i) $5.0 million (CDN), (ii) the sum of 75% of Energy Source Canada's eligible accounts receivable plus 50% of certain inventories or (iii) 200% of the equity position of Energy Source Canada. Availability under the ESC Credit Facility may be used for direct borrowings or for the issuance of letters of credit up to a sublimit of $1.25 million (CDN). Interest accrues at National Bank of Canada's Prime Rate (5-3/4% at September 30,

1996) plus 1% and is payable monthly. At September 30, 1996, $0.3 million (CDN) in borrowings were outstanding and letters of credit for $3.6 million (CDN) had been issued.

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

        The borrowing base is redetermined semi-annually on or before May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. In May 1996, Convest was notified by the lending banks that the new borrowing base under the facility was $25.5 million, which reduces by $1.0 million per month beginning June 1, 1996. As of September 30, 1996 the outstanding indebtedness under the Convest Credit Agreement was $8.5 million with an additional $200,000 of letters of credit outstanding.

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

Working Capital

          At September 30, 1996, Edisto had cash and cash equivalents including restricted cash of $47.8 million and Assets from Risk Management Activities of $13.8 million which are primarily cash on deposit with brokerage houses and counterparties. When combined with future cash from operations and the flexibility provided by the various credit facilities, management believes its cash resources will be sufficient to execute its business plan, satisfy its liabilities and maintain current operations.

        During the nine months ended September 30, 1996, the Company's cash inflows totalled approximately $38.2 million. This cash inflow resulted primarily from (i) $21.6 million provided by operations, (ii) $3.0 million in proceeds from the sale of certain assets, (iii) $9.0 million provided by the exercise of warrants issued in connection with Edisto's bankruptcy in June 29, 1993, (iv) $3.3 million provided by borrowings and (v) $1.0 million provided by the sale of risk management assets.

        The Company's cash outflows totalled approximately $24.1 million for the nine months ended September 30, 1996. This net cash outflow resulted primarily from (i) repayment of debt of $13.8 million, (ii) development and acquisition expenditures of $9.0 million, (iii) repurchase of common shares of Edisto of $0.1 million, and (iv) the purchase of other noncurrent assets of $0.8 million.

        During the nine months ended September 30, 1995, Edisto's cash inflows totalled approximately $74.8 million. This net cash inflow resulted primarily from proceeds from the sale of the Missouri pipeline of $71.8 million and included borrowings of $2.1 million.

        Edisto's cash outflows totalled approximately $71.7 million for the nine months ended September 30, 1995. This net cash outflow resulted primarily from
(i) repayment of debt of $57.5 million, (ii) development and acquisition expenditures of $9.3 million, (iii) the purchase of natural gas hedging contracts of $1.7 million and (iv) the purchase of other current and noncurrent assets of $2.7 million. Edisto funded these cash outflows through available cash and sales of assets.

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



Dated:    November 13, 1996