Form 10-K
period 1996-12-31
EDISTO RESOURCES CORP
filed 1997-03-31
CIK 857102

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to______

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

                            2401 Fountain View Drive, Suite 700
                                      Houston, Texas77057
                         (Address of principal executive offices)(Zip Code)

Registrant's telephone number, include    713/782-0095:

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------            -----------------------------------------
 Common Stock ($.01 Par Value)                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes   X                       No

      At March 14, 1997, there were 14,034,674 outstanding shares of Common Stock, and the aggregate value of the voting stock held by nonaffiliates was approximately $68.1 million.

      Document incorporated by reference: Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 1997, which are incorporated by reference into Part III of this Form 10-K.

                         EDISTO RESOURCES CORPORATION

                               TABLE OF CONTENTS

                                    PART I
                                                                          PAGE

Items 1 and Business and Properties......................................... 1

Item 3.     Legal Proceedings.............................................. 18

Item 4.     Submission of Matters to a Vote of Security Holders............ 18

                                    PART II

Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters........................................................ 19

Item 6.     Selected Consolidated Financial and Operating Data............. 19

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 22

Item 8.     Financial Statements and Supplementary Data.................... 31

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................... 31

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant............. 31

Item 11.    Executive Compensation......................................... 31

Item 12.    Security Ownership of Certain Beneficial Owners and Management. 31

Item 13.    Certain Relationships and Related Transactions................. 31

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K 32

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEMS 1. AND 2. BUSINESS AND PROPERTIES," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DISCUSSED BELOW. SEE "VOLATILITY OF NATURAL GAS AND OIL PRICES," "HEDGING ACTIVITIES" AND "BUSINESS RISKS" ON PAGE 15 HEREIN THAT COULD HAVE A MATERIAL IMPACT ON THE COMPANY'S FUTURE PERFORMANCE.

      THERE ARE NUMEROUS UNCERTAINTIES INHERENT IN ESTIMATING QUANTITIES OF PROVED OIL AND NATURAL GAS RESERVES AND IN PROJECTING FUTURE RATES OF PRODUCTION AND TIMING OF DEVELOPMENT EXPENDITURES, INCLUDING MANY FACTORS BEYOND THE CONTROL OF THE COMPANY, SUCH AS FUTURE PRICES FOR OIL AND GAS. IN ADDITION, RESERVE ENGINEERING IS A SUBJECTIVE PROCESS OF ESTIMATING UNDERGROUND ACCUMULATIONS OF OIL AND NATURAL GAS THAT CANNOT BE MEASURED IN AN EXACT WAY, AND THE ACCURACY OF ANY RESERVE ESTIMATE IS A FUNCTION OF THE QUALITY OF AVAILABLE DATA AND OF ENGINEERING AND GEOLOGICAL INTERPRETATION AND JUDGMENT. MOREOVER, RESULTS OF DRILLING, TESTING AND PRODUCTION SUBSEQUENT TO THE DATE OF AN ESTIMATE MAY JUSTIFY REVISIONS OF SUCH ESTIMATES AND SUCH REVISIONS, IF SIGNIFICANT, WOULD CHANGE THE SCHEDULE OF ANY FURTHER PRODUCTION AND DEVELOPMENT DRILLING. ACCORDINGLY, THE QUANTITIES OF OIL AND NATURAL GAS THAT ARE ULTIMATELY RECOVERED MAY BE MATERIALLY DIFFERENT FROM THE RESERVE ESTIMATES.

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES.

SUMMARY OF SIGNIFICANT DEVELOPMENTS

      Edisto Resources Corporation, a Delaware corporation ("Edisto" or the "Company"), conducted its consolidated activities prior to December 10, 1996 through two lines of business: (i) natural gas marketing, and (ii) oil and gas exploration and production which is conducted through a 73% interest in Convest Energy Corporation ("Convest"), an independent oil and gas company listed on the American Stock Exchange. As described in more detail below, Edisto sold substantially all of the assets of its natural gas marketing operations on December 10, 1996. Set forth below is a summary of the major events which occurred during 1996.

      RESULTS OF OPERATIONS IN 1996. The Company had net income for 1996 of $20.2 million. Set forth below is a table summarizing the Company's results of operations during 1996 by business segment:

                                                   YEAR ENDED
                                                DECEMBER 31, 1996
                                                -----------------
                                                 (IN THOUSANDS)
      Convest Energy Corporation                    $ 5,880

      Corporate and other                              (277)
                                                    -------
            Net Income From Continuing Operations     5,603

      Discontinued Natural Gas Marketing Operations    (761)

      Gain on Sale of Gas Marketing Assets           15,312
                                                    -------
            NET INCOME                              $20,154
                                                    =======

At the end of 1996, the Company had $72.1 million in cash and cash equivalents (including restricted cash), which includes $4.0 million in cash and cash equivalents (including restricted cash) at Convest.

      SALE OF NATURAL GAS MARKETING OPERATIONS. Until December 10, 1996, the Company's gas marketing operations were conducted through its subsidiaries, Energy Source, Inc. in the United States, and Energy Source Canada, Inc. in Canada (collectively, "Energy Source").

      DESCRIPTION OF TRANSACTION. On December 10, 1996, Edisto sold substantially all of the assets of its natural gas marketing operations to subsidiaries of Pacific Gas Transmission Company ("PGT"), a subsidiary of Pacific Gas and Electric Company (NYSE "PGE"). The sales price was $23.3 million in cash, plus the working capital of Energy Source at July 31, 1996 (approximately $20.0 million). The sales price, however, is subject to adjustment after the closing by the adjusted consolidated net income or loss of Energy Source from August 1, 1996 to November 30, 1996. The Company and PGT have not yet finalized the purchase price adjustment. As a condition to the sale, Edisto also retained certain assets and liabilities of Energy Source which are explained in more detail below. In connection with this sale, Edisto recognized a gain of approximately $15.3 million, net of approximately $700,000 of income tax.

      The sales price was reduced by approximately $5.3 million from the original sales price in the definitive Purchase Agreement when two of Energy Source Canada's gas trading partners, NESI Energy Marketing Canada, Ltd. (formerly Chandler Energy Company) ("NESI") and Tarpon Gas Marketing ("Tarpon"), sought protection from creditors under Canadian bankruptcy law. When these trading partners defaulted on their gas purchase and supply contracts, Energy Source Canada was forced to replace such contracts with new contracts with other suppliers at the then higher market prices. Since the losses on these contracts were approximately $5.3 million, Edisto agreed to reduce the sales price by this amount. Of this price reduction, $4.5 million related to the contracts with NESI and $.8 million related to the contracts with Tarpon.

      RETAINED ASSETS AND LIABILITIES. In connection with the sale, Edisto retained the contracts with NESI and Tarpon, together with all related rights and liabilities. On December 20, 1996, Edisto filed a lawsuit in Calgary against certain affiliates of NESI, NIPSCO Industries, Inc., NIPSCO Energy Services Inc. and NIPSCO Energy Services Canada Inc., claiming that, among other things, these affiliates induced Energy Source Canada to extend credit to NESI on an unsecured basis. The lawsuit seeks to recover the losses incurred by Energy Source Canada on the NESI contracts and is in the very preliminary stages.

      Edisto retained the contracts of Energy Source Canada with MultiEnergies, Inc., another gas trading partner of Energy Source Canada that went bankrupt in October 1996, together with all related rights and liabilities. Edisto sustained a loss of approximately $165,000 on these contracts and is pursuing its claims in the MultiEnergies bankruptcy proceeding.

      Edisto also retained certain liabilities and counterclaims against PanEnergy Corporation and Panhandle Eastern Pipe Line Company that are the subject of a lawsuit filed in December 1996 in the District Court of Harris County, Texas. The lawsuit relates to (i) a contract dispute involving approximately $1.5 million in disputed Annual Revenue Amount and other charges which PanEnergy and Panhandle Eastern claim are owed by Energy Source under two gas transportation agreements between the companies, (ii) a claim by Energy Source that PanEnergy overbilled Energy Source by approximately $1.0 million for services under such transportation contracts which PanEnergy has refused to refund, (iii) $216,000 in gas balancing penalties paid by Energy Source under protest for which Edisto is seeking a refund, (iv) a claim by Energy Source under Texas antitrust laws that PanEnergy exerted unlawful monopoly power and engaged in anticompetitive conduct to the detriment of Energy Source, and (v) a claim by Energy Source that PanEnergy tortiously interfered with a prospective contractual relationship between Energy Source and its largest customer at that time. Edisto believes that it has meritorious defenses to PanEnergy's claims and plans to vigorously assert such defenses and its counterclaims against PanEnergy in the lawsuit.

      Separate from the lawsuit with PanEnergy, Edisto retained as an asset all rights to receive a refund from PanEnergy of approximately $1.0 million under a proposed settlement of certain rate cases pending before the Federal Energy Regulatory Commission. This settlement relates to rates that Energy Source was charged for transportation during 1991 and 1992 by PanEnergy. The settlement proceeds are scheduled to be paid to Edisto by the end of the second quarter of 1997.

      Edisto also retained as an asset approximately 1.2 Billion Cubic Feet of natural gas stored by Energy Source in a storage facility operated by Midwest Storage, Inc. in the Carbon Field in Indiana. Edisto filed suit in August 1996 against Midwest Storage and other affiliates in the Circuit Court of Cook County, Illinois to recover the gas and other damages sustained by Energy Source when Midwest Storage failed to deliver the gas under the agreements with Energy Source. This lawsuit is in the very preliminary stages.

      See Note 4--"Consolidating Balance Sheets" in the Notes to Consolidated Financial Statements for consolidating balance sheets of Edisto and its consolidated subsidiary, Convest, at December 31, 1996 which set forth the remaining assets and liabilities of Edisto at such date.

      OTHER MATTERS RELATING TO THE SALE OF GAS MARKETING OPERATIONS. In connection with the sale, all employees of Edisto and Energy Source became employees of the purchaser, other than Michael Y. McGovern, the Chairman and CEO of Edisto. Mr. McGovern is continuing as the Chairman and CEO of both Edisto and Convest. Subsequent to the closing, the corporate headquarters of Edisto were moved to Convest's offices, and Mr. McGovern and four other employees of Convest have divided their time between Edisto and Convest.

      Upon closing of the sale, Edisto vested in full approximately 453,000 stock options outstanding to the Energy Source employees who became employees of the purchaser. Under the terms of the stock option plan, the former employees have one year to exercise their stock options.

      ENGAGEMENT OF INVESTMENT BANKER FOR EDISTO AND CONVEST. On January 8, 1997, Edisto and Convest jointly engaged the investment banking firm of Petrie Parkman & Co., Inc. to make recommendations for strategic alternatives to enhance shareholder value for both Edisto and Convest. Petrie Parkman's engagement will include identifying and evaluating potential strategic partners in the oil and gas industry for a sale or merger of Edisto and Convest.

      EXERCISE OF WARRANTS. Warrants for the purchase of 918,070 shares of Edisto Common Stock were exercised prior to the June 28, 1996 expiration date. These Warrants were issued in connection with the consummation of Edisto's bankruptcy on June 29, 1993 and entitled the holder to purchase Edisto Common Stock for $9.74 per share. Edisto received $8.9 million from the exercise of the Warrants, which added to its existing working capital.

      SALE OF OFFSHORE TUNISIAN PROPERTY. In April 1996, Edisto sold its 11% interest in the Zarat Permit offshore of Tunisia for $1.4 million which resulted in a gain of approximately $0.3 million. This was Edisto's last remaining international oil and gas property.

CONVEST ENERGY CORPORATION

      Edisto's oil and gas operations are conducted through a 73% interest in Convest. Edisto owns 7,598,771 shares of Convest Common Stock. In 1996, the most significant events relating to Convest's oil and gas operations are summarized below.

      RESULTS OF OPERATIONS. Convest had net income of $8.1 million for 1996 compared to a net loss of $0.9 million in 1995. These results for 1996 included
(i) a $1.2 million gain on the sale of properties during the year, (ii) a $1.3 million gain from the favorable settlements of two lawsuits filed by Convest against third parties, (iii) a $2.6 million impairment loss under Statement of Financial Accounting Standards No. 121 ("SFAS 121") with respect to Convest's oil and gas properties, as explained further below, and (iv) a $7.8 million hedging loss, as explained in more detail below. Convest's results were aided significantly by the high oil and gas prices received by Convest during the fourth quarter of 1996 (average prices of $20.35 per barrel of oil and $2.63 per Mcf of gas). Convest's net income during the fourth quarter of 1996 was approximately $5.5 million.

      DRILLING RESULTS. Convest was very active in 1996 and early 1997, especially on its offshore properties in the Gulf of Mexico. Convest has interests in 43 offshore blocks, many of which have presented attractive drilling opportunities during the past year and which continue to present drilling opportunities. Convest's total capital expenditures during 1996 were $10.9 million, the bulk of which was devoted to drilling offshore wells. Eleven of the fifteen wells drilled in 1996 were successful, with successful wells at High Island Block 195, Eugene Island Block 281, South Timbalier Block 221, Grand Isle Block 82 and Eugene Island Blocks 313 and 333. Of the eleven successful wells, only one had been quantified in the year-end 1995 reserve report as proved reserves. Therefore, ten of these wells represent new additions to Convest's reserves in 1996. As outlined in more detail below, Convest's drilling success in late 1995 and 1996 has mitigated the steep production decline from Convest's offshore gas properties.

      OIL AND GAS RESERVES. Based on Convest's reserve reports at December 31, 1996, Convest had total estimated proved reserves at such date of 6,344 Mbbl of crude oil and 37,583 Mmcf of natural gas. While this represents a decline from Convest's reserves at December 31, 1995 of 6,523 Mbbl of crude oil and 40,546 Mmcf of natural gas, Convest's production during 1996 was 960 Mbbls of crude oil and 13,162 Mmcf of natural gas.

      Also based on Convest's reserve reports at December 31, 1996, Convest had approximately $146.0 million of pre-tax estimated discounted future net revenues from its proved oil and gas reserves, as determined in accordance with Securities and Exchange Commission guidelines. This amount is almost double the $74.5 million of pre-tax estimated discounted future net revenues reported at December 31, 1995. Convest cautions, however, that under Securities and Exchange Commission guidelines, this reserve estimate was made using average prices at December 31, 1996 which were $26.01 per barrel of oil and $3.87 per Mcf of gas, whereas the average prices at December 31, 1995 were $19.48 per barrel of oil and $2.16 per Mcf of gas. Accordingly, a substantial portion of the increase in the estimated discounted future net revenues is due to the increase in prices between the two dates. Since oil and gas prices have decreased substantially since year-end 1996, such reserve estimates may not be indicative of the fair market value of Convest's oil and gas reserves. SEE "Analysis of Discounted Future Net Revenues" on Page 7 herein for a more detailed analysis of the Company's estimated future net revenues at December 31, 1995 and 1996.

      1997 CAPITAL EXPENDITURES. During 1997, Convest plans to continue investing a substantial portion of its cash flow in drilling operations on its offshore properties. The capital expenditure budget for 1997 will be approximately $16 million.

      PRICE RISK MANAGEMENT/HEDGING. Convest uses a combination of futures contracts traded on the New York Mercantile Exchange ("NYMEX") and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of Convest's hedging activities, Convest recorded a hedging loss of approximately $7.8 million for 1996. This amount was recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, is reflected in the per unit price Convest received for its oil and gas sales.

      The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower, and were made as a defensive measure to assure stable cash flows in 1996. The harsh winter at the beginning of 1996, however, drove prices up substantially. These high prices have continued during most of 1996 which caused the hedging losses. Convest has substantially decreased its hedging activities for 1997.

      SFAS 121 IMPAIRMENT LOSS. Convest recorded a $2.6 million impairment loss in 1996 as a result of Convest's evaluation of its proved oil and gas properties under SFAS 121 regarding accounting for long-lived assets. Under SFAS 121, Convest is required to recognize an impairment loss with respect to its proved oil and gas properties if the carrying value of such properties (i.e., capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such oil and gas properties. SFAS 121 requires Convest to assess each quarter the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. $1.1 million of the impairment loss was recognized in the second quarter of 1996 and the remaining $1.5 million was recognized in the fourth quarter of 1996. Convest assessed the need for an impairment at December 31, 1996 using the prices of $22.73 per barrel of oil and $2.21 per Mcf of gas.

      REPAYMENT OF OUTSTANDING DEBT. During 1996, Convest has repaid a net $15.2 million of outstanding debt under its long-term line of credit facility. The amount of debt at December 31, 1996 was $4.0 million which has been repaid in full in February 1997. This credit facility, however, will remain available for future credit needs.

                  THE COMPANY -- OVERVIEW AND RECENT HISTORY

BACKGROUND

      GENERAL. Edisto's executive offices are located at 2401 Fountain View Drive, Suite 700, Houston, Texas 77057, and its telephone number is (713) 782-0095. This is a new address for the Company which became effective December 11, 1996. Shares of Edisto's common stock, par value $.01 per share ("Common Stock"), are listed on the American Stock Exchange under the symbol "EDT."

      The Company's activities presently include only oil and gas exploration and production which is conducted through a 73% interest in Convest. Prior to December 10, 1996, Edisto conducted natural gas marketing operations through two subsidiaries, Energy Source, Inc. and Energy Source Canada, Inc. On such date, substantially all of the assets of the natural gas marketing operations were sold to subsidiaries of Pacific Gas Transmission Company. SEE "Sale of Natural Gas Marketing Operations" on Page 2 herein for a description of this transaction.

      As of December 31, 1996, there were five employees of Convest who devoted a portion of their time to Edisto matters. Convest had 41 employees at December 31, 1996.

      BANKRUPTCY AND SALE OF NON-CORE ASSETS. On October 26, 1992, Edisto and certain of its affiliates filed voluntary petitions for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On June 29, 1993, Edisto's plan of reorganization became effective, and Edisto substantially consummated its restructuring.

      The bankruptcy caused a change of control of the Company, and subsequently, the Company's Board of Directors and top management were completely overhauled. Subsequent to the effective date of the plan on June 29, 1993, (i) the existing Board of Directors resigned and a new Board was elected,
(ii) the new Board elected Michael Y. McGovern as Edisto's new Chairman of the Board and Chief Executive Officer, (iii) all of the upper level of management of the Company, including management of its oil and gas operations and its pipeline and gas marketing operations, either resigned or were terminated, and (iv) existing officers of the Company were promoted to be the new management team of the Company going forward.

      From March 1990 until March 1994, the Company's 80% owned subsidiary, Multiflex International, Inc., manufactured subsea umbilical connections used in the offshore oil and gas industry. In March 1994, this subsidiary sold the stock of its operating subsidiaries to Oceaneering International, Inc. for net proceeds of approximately $9.0 million after repayment of debt.

      From July 1990 until February 1994, the Company conducted gas transmission operations in Missouri. In February 1994, the Company executed a definitive agreement to sell its 218-mile Missouri intrastate natural gas pipeline to UtiliCorp United Inc., subject to regulatory approval. The sale closed in January 1995 for net proceeds of approximately $32.5 million, after repayment of debt.

NATURAL GAS MARKETING OPERATIONS

      Prior to December 10, 1996, Edisto was engaged in the purchase and resale of natural gas to a diversified customer base, primarily industrial/commercial companies, local distribution companies, and industry partners. Edisto conducted its gas marketing operations (i) in the United States through its subsidiary Energy Source, Inc., and (ii) in Western Canada through its subsidiary Energy Source Canada, Inc. Energy Source aggregated natural gas supplies from producing basins in the United States and Canada, arranged transportation through pipelines from points of purchase to points of sale, and resold natural gas volumes to customers under a variety of standard and customized arrangements. These arrangements included a variety of short-term and long-term market sensitive and fixed priced contracts and financial instruments.

      In March 1996, the Company engaged the investment banking firm of Petrie Parkman & Co., Inc. to identify and evaluate strategic partners for the Company's gas marketing operations. The Company made this decision because it concluded that the critical mass necessary to compete effectively in the gas marketing industry had risen substantially and would continue to rise in the future. In 1995 and early 1996, the gas marketing industry had continued its consolidation so that the industry was being divided into either companies with a large market share, such as Enron, NGC and PanEnergy, or smaller niche companies that had limited growth potential. The Company also concluded that its lack of strategic assets, such as pipelines or gas production, would continue to hinder the Company's growth as the gas marketing industry continued to consolidate. Therefore, the Company began looking for a strategic partner with strategic assets that could create operational and financial synergies with Edisto's gas marketing operations.

      On December 10, 1996, Energy Source and Energy Source Canada sold substantially all of their assets to two subsidiaries of Pacific Gas Transmission Company. SEE "Sale of Natural Gas Marketing Operations" on Page 2 herein for a description of the transaction.

OIL AND GAS EXPLORATION AND PRODUCTION

      GENERAL. Edisto's oil and gas operations explore for, develop and produce crude oil, natural gas and natural gas liquids and are conducted through its 73% owned subsidiary, Convest. Prior to the completion of Edisto's acquisition of a majority interest in Convest on June 26, 1995, Edisto's oil and gas operations were conducted through its subsidiary, Edisto Exploration & Production Company ("Edisto E&P"). Edisto E&P was formed in June 1993, upon the emergence from bankruptcy of Edisto and certain of its exploration and production subsidiaries.

      In April 1996, Edisto sold an 11% interest in the Zarat Permit for approximately 246,000 acres offshore Tunisia for $1.4 million which resulted in a gain of approximately $0.3 million. This was Edisto's last remaining international oil and gas property.

      PURCHASE OF INTEREST IN CONVEST ENERGY CORPORATION. On November 18, 1994, Edisto purchased 1,321,371 shares of Common Stock of Convest from two subsidiaries of Windsor Energy Corp. The purchased shares constituted approximately 31% of Convest's outstanding Common Stock. The purchase price was $8.9 million in cash, or $6.74 per share.

      On June 26, 1995, Convest purchased the stock of Edisto's oil and gas exploration and production subsidiary, Edisto E&P, in consideration for 6,185,400 newly issued shares of Convest Common Stock and $10,000 in cash. These newly issued shares increased Edisto's interest in Convest from 31% to 72% of the outstanding Common Stock of Convest. Upon the closing of the transaction with Convest (the "Convest Transaction"), the Convest Board of Directors was restructured so that affiliates of Edisto constituted a majority of Convest's Board of Directors. In April 1996, Edisto purchased an additional 92,000 shares of Convest Common Stock on the open market which increased its interest in Convest to 73%. Edisto owns 7,598,771 shares of Convest Common Stock.

                          CONVEST ENERGY CORPORATION
GENERAL

      At December 31, 1996, Convest held interests in approximately 965 producing wells consisting of working interests, royalty interests and overriding royalty interests. The producing wells are primarily located in Alabama, Kansas, Louisiana, Nebraska, Oklahoma, Texas, Utah, Wyoming and offshore Gulf of Mexico. Approximately 49% of Convest's oil and gas reserves are oil and approximately 51% are gas, measured in energy equivalent barrels of oil basis (natural gas being converted to oil equivalent at the rate of six Mcf of gas for each barrel of oil). In addition to its interests in producing oil and gas properties, Convest owns an undivided interest of approximately 13% in a gas processing plant located in Duchesne County, Utah (the "Altamont Gas Plant"). Producing and nonproducing acreage holdings aggregate approximately 105,966 net acres as of December 31, 1996. Convest serves as the operator of approximately 30% of the producing wells in which it owns a working interest, and the remaining 70% are operated by other working interest owners in the properties.

OIL AND GAS RESERVE INFORMATION

      The following table sets forth information relating to Convest's estimated proved reserves and estimated future net revenues. Convest's reserve estimates for its onshore properties were prepared by Netherland, Sewell & Associates, Inc. while its offshore reserve estimates were prepared by Ryder Scott Company, both of whom are independent petroleum engineering firms. Each firm prepared its estimates in accordance with the rules and regulations established by the Securities and Exchange Commission ("Commission") using average prices at December 31, 1996. All proved reserves are located in the United States. Reserve estimates are inherently imprecise, so that the oil and gas reserve estimates and future net revenue estimates set forth below are expected to change as additional information becomes available. In addition, reserve value may not be indicative of the fair market value of Convest's assets. No estimates of total proved net oil and gas reserves have been filed with or included in reports to any federal authority or agency other than the Commission since January 1, 1996.

      Numerous uncertainties are inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. Future prices received for such production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. In addition, Convest's reserves may be subject to downward or upward revisions based upon production history, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. Convest emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material. Therefore, the present values shown in the table below should not be construed as the current market value of the estimated oil and gas reserves attributable to Convest's properties.

      Estimated quantities of proved reserves and future net revenues reflected in the table below include estimated future net revenues from Convest's proved reserves and from Convest's ownership share of the Altamont Gas Plant before consideration of income taxes.

                 ESTIMATED PROVED RESERVES AND FUTURE PRE-TAX
                     NET REVENUES AS OF DECEMBER 31, 1996

                                       CRUDE OIL      NATURAL     THOUSAND
                                      AND LIQUID        GAS       BARRELS OF OIL
                                        (MBBL)         (MMCF)      EQUIVALENT(a)
                                      ----------    -----------   --------------
Proved Reserves (a):
Developed ..........................     5,493         35,075         11,339
Undeveloped ........................       851          2,508          1,269
                                         -----         ------         ------
  Total Proved .....................     6,344         37,583         12,608
                                         =====         ======         ======

FUTURE PRE-TAX NET REVENUES (IN THOUSANDS) FROM
     ESTIMATED PRODUCTION OF PROVED RESERVES (INCLUDING
     ALTAMONT GAS PLANT OPERATIONS) (b)                          $  193,560
                                                                 ==========
PRESENT VALUE (IN THOUSANDS, DISCOUNTED AT 10%) (b)              $  146,045
                                                                 ==========
AVERAGE PRICES
     Oil (Bbl)                                                   $    26.01
     Gas (Mcf)                                                   $     3.87
------------
(a) Natural gas is converted into oil equivalents at the rate of six Mcf of gas per barrel of oil.

(b) Average year-end oil and gas prices utilized were $26.01 per barrel of oil and $3.87 per Mcf of gas. The present value of estimated future pre-tax net revenue has been calculated in accordance with the rules and regulations of the Commission and, accordingly, value has been attributed only to proved reserves. Year-end prices for oil and gas were used except to the extent that fixed determinable contract escalations existed. Present value has been determined using a 10% discount rate. Gas production is either sold at fixed prices contracted for with given purchasers or at prevailing spot market prices. Future net revenues represent future gross revenues from the production and sale of proved reserves, net of oil and gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. In addition, the estimated discounted future net revenues were reduced to reflect lease operating expenses related to reserves sold to Enron Reserve Acquisition Corp., abandonment costs and gas imbalances, each of which is also reflected in the accompanying consolidated financial statements as discussed in Note 1 to Edisto's Consolidated Financial Statements. No provisions for general and administrative costs, interest costs or federal income taxes have been included in the above table.

      ANALYSIS OF DISCOUNTED FUTURE NET REVENUES. The $146.0 million of pre-tax estimated discounted future net revenues from proved reserves reported at December 31, 1996 in the table above is approximately double the $74.5 million of pre-tax estimated discounted future net revenues reported at December 31, 1995. To help analyze the difference in estimated future net revenues between December 31, 1995 and 1996, the Company notes the following:

o A substantial portion of the difference in estimated future net revenues between the two dates is due to the large difference in prices on the two dates. The average prices at December 31, 1996 were $26.01 per barrel of oil and $3.87 per Mcf of gas, whereas the average prices at December 31, 1995 were $19.48 per barrel of oil and $2.16 per Mcf of gas.

o The calculation of Convest's estimated future net revenues is very sensitive to changes in oil and gas prices, especially since Convest's proved reserves include a number of offshore properties which have a steep production decline. SEE "Estimated Undiscounted Yearly Pre-Tax Future Net Revenues" on Page 8 herein.

o Oil and gas prices have declined substantially from the average prices at December 31, 1996. During February 1997, the average prices received by Convest were $20.75 per barrel of oil and $2.85 per Mcf of gas. Since prices have continued to decline during the last month, Convest expects that the average prices in March 1997 will be lower than those in the prior month. Accordingly, the reserve estimates in the table above may not be indicative of the fair market value of Convest's oil and gas reserves.

ESTIMATED UNDISCOUNTED YEARLY PRE-TAX FUTURE NET REVENUES

      Historically, offshore oil and gas reserves are relatively short lived when compared to average onshore reserves. Accordingly, Convest's offshore reserves, and estimated future net revenues, are declining rapidly, as illustrated by the table below. Convest's drilling success in 1995 and 1996, however, has mitigated the steep production decline from Convest's offshore production. Presented below are estimates of undiscounted future net revenues before income taxes beginning January 1, 1997 attributable to Convest's offshore and onshore oil and gas reserves as of December 31, 1996.


       ESTIMATED UNDISCOUNTED PRE-TAX FUTURE NET REVENUES (a)
                           (in thousands)

                    OFFSHORE             ONSHORE              TOTAL
                    --------             -------             ------
1997                $ 40,905            $ 14,074            $ 54,979
1998                  22,832              13,730              36,562
1999                  11,664              14,363              26,027
2000                   1,247              13,770              15,017
2001                   1,594              12,832              14,426
Thereafter             2,544              44,004              46,548
                       -----              ------              ------
                    $ 80,786            $112,773            $193,559
                    ========            ========            ========

AVERAGE PRICES
      Oil (Bbl)                         $   26.01
      Gas (Mcf)                         $    3.87
------------
(a) Average year-end oil and gas prices utilized were $26.01 per barrel of oil and $3.87 per Mcf of gas. The present value of estimated future pre-tax net revenue has been calculated in accordance with the rules and regulations of the Commission and, accordingly, value has been attributed only to proved reserves. Year-end prices for oil and gas were used except to the extent that fixed determinable contract escalations existed. Gas production is either sold at fixed prices contracted for with given purchasers or at prevailing spot market prices. Future net revenues represent future gross revenues from the production and sale of proved reserves, net of oil and gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. In addition, the estimated future net revenues were reduced to reflect lease operating expenses related to reserves sold to Enron Reserve Acquisition Corp., abandonment costs and gas imbalances, each of which is also reflected in the accompanying consolidated financial statements as discussed in Note 1 to Edisto's Consolidated Financial Statements. No provisions for general and administrative costs, interest costs or federal income taxes have been included in the above table.

SIGNIFICANT PROPERTIES

      The following table and discussion sets forth information about significant properties and other properties owned by Convest. The specifically named properties account for approximately 70% of the estimated pre-tax discounted future net revenues as of December 31, 1996 from proved reserves attributable to all of Convest's existing properties and from the Altamont Gas Plant operations.

                                                                                         PRESENT VALUE
                                                                                         OF ESTIMATED
                                                                        NUMBER OF       PRE-TAX FUTURE
                                                  PRIMARY               PRODUCING      NET REVENUES AT
PROPERTY GROUP                STATE             PRODUCTION              WELLS (a)   DECEMBER 31, 1996(b)(c)
--------------                -----             ----------              ---------   ------------------------
                                                                                        (in thousands)
Altamont Field
             Wells             UT        Oil, Gas, and By-Products        228                $ 21,836
             Plant             UT           Gas and By-Products             -                   9,763
High Island Block 195       Offshore                Gas                     2                  12,371
South Timbalier Blk 221     Offshore                Gas                     2                  12,054
Nebraska Floods                NE                   Oil                   119                   9,936
Grand Isle Block 82         Offshore            Oil and Gas                 5                   9,459
Eugene Island
  Blk 281/282               Offshore            Oil and Gas                 4                   8,093
South Timbalier
  Blk 143/144               Offshore                Gas                     8                   7,855
Highbaugh Field                TX        Oil, Gas, and By-Products         11                   5,812
OSR-Halliday Field             TX               Oil and Gas               103                   4,818
Other Fields                 Various            Oil and Gas               483                  44,048
                                                                        -----                --------
Totals                                                                    965                $146,045
                                                                        =====                ========
AVERAGE PRICES:
   Oil (Bbl)                                                                                 $  26.01
   Gas (Mcf)                                                                                 $   3.87

---------------
(a)   Includes working, royalty and overriding royalty interest wells.

(b) Average year-end oil and gas prices utilized were $26.01 per barrel of oil and $3.87 per Mcf of gas. The present value of estimated pre-tax future net revenue has been calculated in accordance with the rules and regulations of the Commission and, accordingly, value has been attributed only to proved reserves. Year-end prices for oil and gas were used except to the extent that fixed determinable contract escalations existed; present value has been determined using a 10% discount rate. Gas production is either sold at fixed prices contracted for with given purchasers or at prevailing spot market prices. Future net revenues represent future gross revenues from the production and sale of proved reserves, net of oil and gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. In addition, the estimated discounted future net revenues were reduced to reflect lease operating expenses related to reserves sold to Enron Reserve Acquisition Corp., abandonment costs and gas imbalances. Reserve value may not be indicative of the fair value of Convest's assets. No provisions for general and administrative costs, interest costs or federal income taxes have been included in the above table.

(c) Numerous uncertainties are inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. Future prices received for such production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. The Company emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material.

      ALTAMONT FIELD. Convest owns interests in 228 wells in the Altamont field in Duchesne County, Utah, and has approximately 8,600 net acres in such field. The field is Convest's single largest asset, as shown in the table above. The property consists of 136 producing wells with an average working interest ownership of 13%, and overriding royalty interests in 92 wells in the field. Primary production in the field is oil which is produced from the Wasatch and Green River formations between 8,000 and 15,000 feet. The oil production includes a high content of paraffin, and as a result is sold at Altamont "Yellow Wax" posted prices, which are typically $1.00 to $1.50 higher than West Texas Intermediate crude postings. Convest also owns an approximate 13% working interest in the Altamont Gas Plant, which processes the majority of the gas production in the Altamont field, stripping gas by-product liquids from the produced natural gas, and selling the plant product liquids and the residue gas at spot prices.

      HIGH ISLAND BLOCK 195. The High Island Block 195 field produces gas from two active wells located in federal waters offshore Texas. Convest participated in the drilling of the second producing well in the field in 1996, and at year end was participating in the drilling of a third well. The third well has since been completed and a fourth well is in the process of being drilled. Convest's working interest in the field is approximately 24%.

      SOUTH TIMBALIER BLOCK 221. Convest owns an approximate 39% working interest in the South Timbalier Block 221 field in federal waters offshore from Louisiana, which produces gas from two overpressured gas sands at nearly 12,000 feet. Convest participated in the sidetrack drilling operations on one of the two wells in 1996, which placed the well in good position in the reservoir to exploit the remaining gas reserves.

      NEBRASKA FLOODS. Convest owns an average 45% working interest in and serves as operator of six waterflood units located in Hitchcock and Red Willow Counties, Nebraska. These waterfloods were acquired in the asset purchase from Sensor Oil and Gas in 1995. The waterfloods produce from the Lansing-Kansas City group of sands between 4,000 and 4,500 feet with 106 active producing wells and 133 injection and service wells. Since acquisition, Convest has continued to enhance production, and has budgeted for additional development drilling on the properties in 1997.

      GRAND ISLE BLOCK 82. Convest participated in the drilling of one new well and recompletion of two existing wells on the Grand Isle Block 82 field in federal waters offshore from Louisiana during 1996. Convest owns an approximate 39% working interest in this property. Production of both oil and gas is obtained from multiple horizons between 6,000 and 9,000 feet.

      EUGENE ISLAND BLOCK 281/282. Convest owns a 37% working interest in the Eugene Island 281 field, federal offshore, Louisiana. In 1996, a development well was drilled on the block to more adequately exploit reserves identified in the three existing wells between 5,000 and 6,500 feet. The fourth well tested oil production at a rate in excess of 1,200 barrels of oil per day. In the first quarter of 1997, Convest participated in the drilling of an exploratory test well on the acreage, but the well was not commercially viable. Net cost to Convest for the well is approximately $350,000.

      SOUTH TIMBALIER BLOCK 143/144/166. The South Timbalier Blocks 143/144/166 are located in federal offshore waters from Louisiana, with four active wells producing on three minimal platform structures. Convest owns an approximately 50% working interest.

      HIGHBAUGH FIELD. Convest owns a 40% working interest in the Highbaugh field in Tyler County, Texas. The field produces both oil and gas from multiple Wilcox sands between 8,000 and 10,000 feet in eight producing wells.

      OSR-HALLIDAY FIELD. The OSR-Halliday field, located in Madison and Leon Counties, Texas, is operated by Convest with an approximate 87% working interest. The field consists of 60 active producing wells, with 29 injection and service wells since the partial reactivation of waterflooding operations on the field. The field produces oil and casinghead gas from the Woodbine formation at 9,000 feet.

1995/1996 DRILLING RESULTS

      The table below sets forth all wells drilled by Convest in 1995 and 1996. None of the wells in this table, other than the Betts #7-9, were quantified in the year ending 1994 or 1995 reserve reports (prior to their drilling) in the proved, probable, or possible categories, and therefore the successful wells represent additions to Convest's reserves.

                                       NET
                            PRIMARY  CAPITAL  WORKING            INIT. RATE 8/8
FIELD/AREA/WELL NAME        PRODUCT   COST    INTEREST   RESULT   PER DAY
--------------------        -------  ------   -------- ---------  -------
1996 RESULTS
High Island 195 #2              Gas    $1,350    23.5%    Success    10 Mmcf
Eugene Island 281 A-4           Oil       950    36.9%    Success  1,200 Bbls
S. Timbalier 144 #4             ---     1,000    50.0%   Dry Hole      ---
S. Timbalier 221 A-1 ST         Gas     1,600    39.1%    Success    7 Mmcf
Grand Isle 82 A-5               Gas     1,100    39.1%    Success    6 Mmcf
Eugene Island 313 C-1 ST        Gas       500    12.5%    Success    2 Mmcf
Eugene Island 333 B-11          Gas       600    13.3%    Success  Completing
Eugene Island 333 B-12          ---       700    13.3%   Dry Hole      ---
S. Timbalier 109 #1             ---       570    50.0%   Dry Hole      ---
E. Texas/Brumlow #3             Gas        50     5.2%    Success    200 Mcf
E. Texas/Harlow #4              Gas       320    28.1%    Success    6 Mmcf
Cement/Day 2-5                  Gas        85     2.2%    Success  Completing
Bush Creek/BCU 1007X            Oil        90    59.6%    Success    40 Bbls
Betts 7-9                       Oil        90    53.4%    Success  Completing
Betts 12-10                     ---        24    53.4%   Dry Hole      ---

1995 RESULTS
Vermilion 284 A-6               Oil      $750    26.1%    Success  1,200 Bbls
Vermilion 58 #10                Gas       360     6.7%    Success    2 Mmcf
S. Timbalier 144 D-1            Gas     2,195    50.0%    Success    2 Mmcf
S. Timbalier 166 D-3            Gas       970    52.1%    Success    21 Mmcf
Calcasieu Pass S/L 14330 #1     Gas        65    15.0%    Success    2 Mmcf

      SIGNIFICANT DRILLING OPERATIONS. By the third quarter of 1996, Convest had been presented with a number of drilling opportunities on its existing properties, and especially its offshore properties. Since capital was available from operational cashflow, the capital budget was increased from approximately $8 million to $15 million. This drilling has continued through the first quarter of 1997, with $10.9 million expended in 1996 and the remainder carried forward into the 1997 capital budget which is approximately $16 million. At year-end, Convest was participating in two wells drilling onshore and in one well drilling offshore, with one offshore well waiting on the availability of a completion rig and two offshore prospects waiting on drilling rig availability. The most significant drilling operations during 1996 are described below.

      HIGH ISLAND BLOCK 195. During September 1996, Convest participated in the drilling of a 12,000 foot extension well, offset to the one existing producing well on Block 195 of the High Island area of the Gulf of Mexico. The 195 #2 well was tied into existing facilities and began producing in November 1996 at a rate in excess of 10,000 Mcf of gas per day. The cost to drill, complete, and tie-in the 195 #2 well was approximately $1.35 million, net to Convest's 23.5% working interest. At year-end, the 195 #3 well was drilling an exploratory test well identified by 3-D seismic to investigate a new fault block south of the existing production, with the 195 #4 development well scheduled for drilling after the #3 well.

      SOUTH TIMBALIER AREA. In April 1996 Convest participated in the drilling of a development well on Block 221 of the South Timbalier area in the Gulf of Mexico. The well was sidetracked from an existing wellbore to a crestal location verified by 3-D seismic, and encountered productive sands at approximately 12,000 feet. The well produced through the remainder of 1996, and is still producing at rates in excess of 6,600 Mcf per day and 115 barrels of condensate per day. The cost of drilling this well was approximately $1.6 million, net to Convest's 39% working interest.

      During June 1996, Convest participated in an 8,000 foot exploratory test well on Block 144 in the South Timbalier area. At the completion of drilling, the well encountered no commercial production and was subsequently abandoned. The cost of the well was approximately $650,000 net to Convest's 50% working interest. Convest has also written off the approximate $350,000 leasehold cost associated with this prospect.

      During July 1996, Convest participated in an exploratory test well in Block 109 of the South Timbalier area. The 5,700 foot well encountered no commercial production, and was subsequently abandoned. The cost of this well was approximately $570,000 net to Convest's 50% working interest.

      GRAND ISLE BLOCK 82. During June 1996, Convest participated in the drilling of an 8,000 foot development well identified by 3-D seismic on Block 82 of the Grand Isle area of the Gulf of Mexico. The well successfully encountered the target horizon at approximately 7,200 feet. The well produced throughout the remainder of 1996, and is currently producing at rates in excess of 6,000 Mcf per day. The cost of the well was approximately $1.1 million, net to Convest's 39% working interest.

      EUGENE ISLAND AREA. During March 1996, Convest participated in the drilling of a development well in Block 281 of the Eugene Island area in the Gulf of Mexico. The well was drilled from an existing platform structure at an approximate completed cost of $950,000 net to Convest's 37% working interest, and flowed initially at a daily rate of 1,276 barrels of oil and 1,699 Mcf of gas. A mechanical failure in the well has allowed water channeling into the wellbore, restricting the rate to its current 520 barrels of oil per day and 435 Mcf per day.

      During November 1996, Convest participated in the drilling of a development well in Block 333 of the Eugene Island area in the Gulf of Mexico. The B-11 well was drilled from an existing platform to exploit new fault block reserves confirmed by 3-D seismic, and encountered the objective horizon productive. The well was cased with a net cost of approximately $600,000 to Convest's 13% working interest. Subsequent to the drilling of the B-11, Convest participated in the drilling of a second development well on the same property. The B-12 well was also drilled based on 3-D seismic to test a development objective and then drill deeper to an exploratory target. The well encountered no commercial production in the exploratory target and encountered insufficient production in the development objective to justify completion of the well. The B-12 well was subsequently abandoned, and the net cost to Convest's 13% working interest was approximately $700,000. The drilling rig was released, and at year-end the project was awaiting a smaller, less expensive completion rig to move in and complete the B-11 well for production.

      In June 1996, Convest participated in the drilling of a development well on Blocks 312 and 313 of the Eugene Island area in the Gulf of Mexico. The well was drilled utilizing an existing wellbore and sidetracking the wellbore to multiple targets identified by 3-D seismic. The well encountered three productive sands, and was completed as a single producing well in the lowermost horizon. The well began producing in August 1996, and flowed at a rate of 4,000 Mcf per day. Net cost for Convest's 13% working interest share of the well was approximately $500,000.

      EAST TEXAS. In November 1996, Convest participated in the drilling of an 11,850 foot development in the Oaks field of East Texas. The well encountered productive sands in the Bossier and Travis Peak intervals and at year-end the well was completing and fracture stimulating the individual pay zones. Combined test rates from the zones is in excess of 6,000 Mcf per day, and the well is currently awaiting pipeline hookup. Net cost for the well to Convest's 28% working interest was approximately $320,000.

PRODUCTION AND PRICE HISTORY

      The following table sets forth information regarding production volumes of crude oil, natural gas liquids and natural gas, net to Convest's interests, and certain sales price and production cost information for the periods shown below.

                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1996         1995         1994
                                            ----------   ----------   ----------
PRODUCTION:
  Crude Oil (Mbbl) ......................          960        1,219          584
  Natural gas (including NGL's) (Mmcf) ..       13,537       18,488       19,295
  Equivalent barrels (MBOE) (a) .........        3,216        4,300        3,800
PRICE AND COST DATA:
  Average sales prices
     Per barrel of crude oil ............   $    18.47   $    17.20   $    15.51
     Per Mcf of natural gas .............   $     2.05   $     1.57   $     1.96
     Per equivalent barrel (a) ..........   $    14.18   $    11.61   $    12.31
  Average production costs
     Per equivalent barrel (a) ..........   $     4.44   $     4.29   $     3.23
------------
(a) Natural gas is converted into oil equivalents at the rate of six Mcf of gas per barrel of oil.

PRODUCING WELLS

      The following table sets forth certain information as of December 31, 1996, 1995 and 1994 relating to producing wells and wells capable of producing, including shut-in wells in which Convest owned working interests. A "gross well" is a well in which a working interest is owned. A "net well" is deemed to exist when the sum of the fractional working interests owned in gross wells equals one. One or more completions in the same well bore are counted as one well. A well is classified as either an oil well or a gas well based on the primary production of that particular well. In addition to the wells listed below, Convest has a royalty or an overriding royalty interest in 101 gross wells as of December 31, 1996.

                                   DECEMBER 31,
                          -----------------------------
                          1996      1995(a)       1994
                          ----      -------       ----
         GROSS WELLS
         Oil               673         777         217
         Gas               191         349         207
                           ---         ---         ---
                           864       1,126         424
                           ===       =====         ===

         NET WELLS
         Oil               275         305         111
         Gas                42          58          53
                            --          --          --
                           317         363         164
                           ===         ===         ===
------------
(a) Figures for 1995 reflect an increase of 418 and 239 gross oil and gas wells, respectively (119 and 28 net oil and gas wells, respectively), associated with the reverse acquisition of Convest following the Edisto Transaction.

DEVELOPMENT AND EXPLORATORY WELLS DRILLED

      The following table sets forth information with respect to wells drilled during the past three years. Such information should not be considered indicative of the future performance of Convest, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves discovered. Productive wells are those that produce commercial quantities of oil and gas; no distinction is made as to whether an investment in such wells produces a reasonable rate of return. The number of wells drilled consists of wells where operations were completed at any time during a given year, regardless of when drilling was initiated.

                                                             DECEMBER 31,
                                                 -------------------------------
                                                 1996          1995         1994
                                                 ---           ---           ---
         DEVELOPMENT WELLS:
         Productive
           Gross .....................             6.0         8.0           2.0
           Net .......................             1.5         2.8           0.4
         Dry
           Gross .....................             1.0         1.0           --
           Net .......................             0.5         0.8           --

         EXPLORATORY WELLS:
         Productive
           Gross .....................             3.0         --            --
           Net .......................             0.6         --            --
         Dry
           Gross .....................             3.0         --            --
           Net .......................             1.1         --            --

LEASEHOLD ACREAGE

         The following table sets forth certain information as of December 31, 1996, relating to the developed and undeveloped acreage held by Convest.

                                    DEVELOPED(a)      UNDEVELOPED(a)
                                  -----------------   --------------
                                  GROSS(b)   NET(b)  GROSS(b)  NET(b)
                                  -------   -------   ------   -----
            Alabama ...........       308       280     --      --
            Kansas ............       744       506     --      --
            Louisiana .........     1,802       298     --      --
            Nebraska ..........    29,014    13,668     --      --
            Oklahoma ..........    23,523     6,470      335     126
            Texas .............    59,856    20,918      289     118
            Utah ..............   112,567     8,594     --      --
            Wyoming ...........    33,754     6,118   10,474   1,959
            Offshore Gulf Coast   162,696    46,666     --      --
            Other .............        80        11    1,868     234
                                  -------   -------   ------   -----
                                  424,344   103,529   12,966   2,437
                                  =======   =======   ======   =====
------------
(a) "Developed acres" refer to acres spaced or assigned to productive wells. Productive wells are producing wells and wells capable of producing, including shut-in wells. "Undeveloped acres" are considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

(b) A "gross acre" is an acre in which a working interest is owned. A "net acre" is deemed to exist when the sum of fractional working interests owned in gross acres equals one. The number of net acres is the sum of fractional working interests owned in net acres expressed in whole numbers.

VOLATILITY OF NATURAL GAS AND OIL PRICES

      Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of Convest. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of natural gas and oil, the price of foreign imports and overall economic conditions. It is impossible to predict future natural gas and oil price movements with any certainty. Declines in natural gas and oil prices may adversely affect Convest's financial condition, liquidity and results of operations. Lower natural gas and oil prices also may reduce the amount of Convest's natural gas and oil that can be produced economically.

HEDGING ACTIVITIES

      From time to time, Convest has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Consolidated Financial Statements.

BUSINESS RISKS

      In addition to the risks described above under "Volatility of Natural Gas and Oil Prices" and "Hedging Activities," Convest is subject to the business risks described below. The operations of Convest are subject to the many risks and hazards incident to drilling for, producing and transporting oil and gas, including blowouts, fires, pollution and equipment failures. Such hazards may result in personal injuries and damage to or destruction of wells, producing formations, production facilities and equipment.

      Oil and gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause other injuries to persons or property. In such event, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could substantially reduce available cash and possibly result in loss of oil and gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

      Drilling and completion of oil and gas wells is hazardous and involves a high degree of risk. In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected formations, pressures, down-hole fires, mechanical failures, blow-outs and loss of circulation of drilling fluids are inherent in oil and gas exploration. Even though a well is completed and is found to be productive, water, sulfur, or other deleterious substances may also be produced that may impair or prevent production or impair or prevent the marketing of such production. Drilling operations may also be susceptible to delays caused by inclement weather and the resulting condition of the terrain. If any of such hazards and delays are encountered while conducting operations, substantial unbudgeted and unexpected costs may be incurred.

      As is common in the oil and gas industry, Convest does not insure fully against all risks associated with its business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a materially adverse effect on the financial position and results of operations of Convest.

      Convest purchases producing oil and gas properties based upon available geological and engineering data, estimates of oil and gas reserves attributable to the properties, estimates of prices at which oil and gas production may be sold in the future, estimates of future costs of production and other factors. The purchase of producing properties therefore entails the risk that the material assumptions upon which the decision to acquire a producing property was based may prove to be incorrect with the result that the anticipated profits or other benefits of the acquisition may not be achieved.

      Convest is a non-operating working interest owner in a majority of its properties. Accordingly, Convest enters into joint operating agreements with third party operators for the conduct and supervision of drilling, completion and production operations on its wells. The success of the oil and gas operations on a property (whether drilling operations or production operations) depends in large measure on whether the operator of the property properly performs its obligations. The failure of such operators and their contractors to perform their services in a proper manner could result in materially adverse consequences to the owners of interests in that particular property.

      As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to the commencement of drilling operations, a more thorough title examination is usually conducted and curative work is performed with respect to known significant title defects. Convest typically depends upon title opinions prepared at the request of the operator of the property to be drilled and, therefore, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. Pursuant to industry standard forms of operating agreements, the operator of an oil and gas property is not monetarily liable for loss of title.

      Title examinations done in connection with acquisitions of producing properties consist of title examinations supplied by the seller, newly acquired third party opinions, and representations and warranties of the seller as to the character of its title. Convest does not obtain title insurance with respect to its oil and gas properties.

COMPETITION

      The oil and gas industry is highly competitive. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate such properties. Many competitors have financial resources substantially greater than those of Convest. As a result, unless Convest obtains additional partners to participate in large drilling ventures and acquisitions of oil and gas properties, it could be prevented from participating in such activities. Since Convest is smaller and has more limited resources than many oil and gas companies, its ability to compete for the purchase of oil and gas properties may be limited.

REGULATIONS

      REGULATION OF OIL AND NATURAL GAS PRODUCTION. Domestic exploration for, and production and sale of, oil and gas are extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous governmental departments and agencies are authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that often are costly to comply with, that carry substantial penalties for failure to comply and could cause interruption or termination of production. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry.

      STATE REGULATION OF OIL AND NATURAL GAS PRODUCTION. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Most states in which Convest operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Certain producing states, including Texas, Oklahoma and Louisiana, have recently adopted or considered adopting statutes or regulations that alter methods used to prorate natural gas production from wells located within these states. Some of these new statutes and regulations prorate production based on market demand.

      ENVIRONMENTAL REGULATION. Convest is subject to extensive and evolving environmental laws and regulations. These regulations are administered by the United States Environmental Protection Agency ("EPA") and various other federal, state, and local environmental, zoning, health and safety agencies, many of which periodically examine Convest's operations to monitor compliance with such laws and regulations. These regulations govern the generation, treatment, disposal and/or release of waste materials into the environment for purposes of protecting human health and the environment, and affect Convest's operations and costs. In recent years, environmental regulations have taken a "cradle to grave" approach to waste management, regulating and creating liabilities for the waste from its inception to final disposition.

      Convest's oil and gas exploration, development and production operations are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls, and situs controls affecting wetlands, coastal operations, and antiquities. These laws and regulations may, among other things, impose liability under an oil and gas lease for the cost of pollution clean-up resulting from operations, impose liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the emissions of gaseous substances into the air and the subsurface injection of drilling and production liquids. Convest is not aware of any environmental claims existing as of December 31, 1996 which would have a material impact upon Convest's financial position or results of operations.

      Convest does not believe that compliance with existing federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of Convest, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact. Although these laws and regulations do have a substantial impact upon the energy industry, these requirements do not appear to affect Convest any differently than other companies in the industry.

CUSTOMERS AND MARKETING

      The availability of a ready market for Convest's oil and gas production depends on numerous factors beyond its control, including the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the costs of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the costs of complying with applicable environmental regulations. Consumer demand and legislative action can force prices both upward and downward, depending on the circumstances. Because of the many factors influencing the price of oil and gas, it is very difficult to predict future prices.

      Demand for natural gas typically decreases during warmer months of the year with the result that sales of natural gas from Convest's wells may be partially or fully curtailed during those months. Decreased demand for natural gas also may cause reductions in the spot market price for natural gas. Convest's gas properties continue to be affected by the possibility of both lower prices and production curtailments during the warmer months. Convest, from time to time, (i) voluntarily does not take gas produced from existing wells
(ii) has shut in wells due to low prevailing spot market prices received in a particular geographic region or (iii) in certain circumstances, has marketed its own gas on terms more favorable than those provided by the operators of some of its properties.

      During early 1995, Convest entered into a marketing agreement with an independent third party marketing firm covering a substantial portion of Convest's crude oil production. Under the agreement, the third party marketing firm endeavors to obtain a price which is higher than the prevailing spot market price through the aggregation of volumes. During 1996, the third party marketed approximately 53% of Convest's crude oil production. Further, Convest requires the third party marketer to post a letter of credit securing the estimated value of crude oil to be marketed for a particular month.

      Convest marketed approximately 84% of its 1996 gas production under an agreement with Energy Source, Inc., which until December 10, 1996 was a wholly owned subsidiary of Edisto (SEE Note 6 under "Notes to Consolidated Financial Statements" included herewith). This agreement with Energy Source, Inc. has been extended until December 31, 1997. Convest sells such gas to Energy Source on open credit without requiring a letter of credit or other security. Management believes the terms of the Energy Source gas marketing agreement are no less favorable to Convest than those available from unaffiliated third parties. The balance of Convest's natural gas production was sold at the prevailing spot market price or under gas sales contracts approximating the spot market price.

      The following purchasers individually accounted for 10% or more of Convest's total sales of crude oil, condensate and natural gas during one or more of the following periods:

                                  YEAR ENDED DECEMBER 31,
                                --------------------------
                                1996       1995       1994
                                ----      -----      -----
Natural Gas Clearinghouse        --%         1%        21%
Energy Source, Inc.              49         37         --
Chevron, USA, Inc.                1          2         17
Texon                            20          9         --
                                ----      -----      -----
                                 70%        49%        38%
                                ====      =====      =====

Since oil and gas are readily marketable commodities in the areas where Convest conducts its operations, management believes the loss of any of these purchasers would not have a significant impact on Convest's operations.

ITEM 3.  LEGAL PROCEEDINGS

      The section entitled "Litigation" in Note 12--"Commitments and Contingencies" of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock, as reported by the American Stock Exchange:


                           HIGH              LOW
                         -------           -------
   1997
First Quarter            $10-1/4           $ 8-3/8
 (through March
 14, 1997)

   1996
First Quarter            $ 8-1/4           $ 5-7/8
Second Quarter           $10-3/4           $ 8
Third Quarter            $11-1/2           $ 9-1/8
Fourth Quarter           $10-1/2           $ 8

   1995
First Quarter            $ 6-3/8           $ 5-5/8
Second Quarter           $ 8-5/8           $ 5-7/8
Third Quarter            $ 7-3/8           $ 6
Fourth Quarter           $ 7-3/8           $ 5

      The closing sales price of the Common Stock on March 14, 1997 as reported on the American Stock Exchange, was $10.25. As of March 14, 1997, there were 14,034,674 shares of Common Stock outstanding, which were held by approximately 3,460 holders of record. The Company did not pay any dividends to holders of its Common Stock during 1995 or 1996.

      In December 1995, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Edisto's Common Stock. In the first quarter of 1996, the Company repurchased 28,500 shares of Common Stock.

      Warrants for the purchase of 918,070 shares of Edisto Common Stock were exercised prior to the June 28, 1996 expiration date. These Warrants were issued in connection with the consummation of Edisto's bankruptcy on June 29, 1993 and entitled the holder to purchase Edisto Common Stock for $9.74 per share. Edisto received $8.9 million from the exercise of the Warrants.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The following tables set forth a summary of consolidated financial, operating and reserve information for the Company as of the dates and for the periods indicated. The Company's results of operations for the periods after June 30, 1993 are not comparable in all respects to its results of operations for the periods prior to June 30, 1993 due to the adoption of fresh-start reporting in conjunction with the Company's emergence from bankruptcy. Prior periods for the predecessor entity have not been restated to reflect the discontinued transmission, marketing and manufacturing segments. This financial information should be reviewed in conjunction with the consolidated financial statements of the Company and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth elsewhere in this Report. The information set forth in the tables is not covered by the report of the Company's independent public accountants included elsewhere in this Report.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                                         Six             Six
                                           Year           Year            Year          Months          Months          Year
                                          Ended          Ended           Ended          Ended           Ended          Ended
                                         12/31/96       12/31/95        12/31/94       12/31/93        06/30/93       12/31/92
                                      -------------  -------------   -------------  -------------   -------------  -------------
Oil and gas production
  revenues                            $      47,222  $      51,450   $      46,788  $      29,520   $      35,419  $      64,941
Gas marketing revenues                $           -  $           -   $           -  $           -   $     172,514  $     315,070

Total revenues                        $      47,222  $      51,450   $      46,788  $      29,520   $     212,282  $     385,469
Income (loss) from
 continuing operations                $       5,603  $      (3,174)  $       8,798  $       8,934   $     (71,188) $     (40,341)

Net income (loss) attributable to
  Common Stock                        $      20,154  $      (6,597)  $       7,151  $       5,600   $     (66,217) $     (46,124)
Net income (loss) per
 common share:
 Continuing operations                $         .41  $        (.25)  $         .68  $        0.70   $      (52.77) $      (35.25)
 Discontinued operations                       1.08           (.26)           (.13)         (0.26)          (4.85)         (4.65)
 Extraordinary gain                                              -               -              -            8.53              -
                                      -------------  -------------   -------------  -------------   -------------  -------------
 Net income (loss) per
  common share                        $        1.49  $        (.51)  $         .55  $         .44   $      (49.09) $      (39.90)
                                      =============  =============   =============  =============   =============  =============
Weighted average Common
 shares outstanding                          13,496         12,954          12,926         12,848           1,349          1,156

Current assets                        $      84,459  $      58,669   $      66,542  $      50,601   $      48,596  $     104,911

Total assets                          $     141,437  $     125,852   $     116,463  $     111,877   $     131,855  $     325,769

Current liabilities                   $      21,816  $      19,232   $      28,705  $      27,620   $      55,250  $     117,429
Long term liabilities                 $      22,898  $      39,092   $      13,576  $      18,167   $      16,115  $      57,082
Prepetition liabilities
 Subject to compromise-
  long-term                                       -              -               -              -               -  $     112,726
 Not subject to
 compromise-long-term                             -              -               -              -               -  $      13,046

Stockholders' equity                  $      96,723  $      67,528   $      74,182  $      66,090   $      60,490  $      25,486

                      SELECTED CONSOLIDATED OPERATING DATA
                      (in thousands, except per unit data)

                                                                                                  Six           Six
                                                       Year          Year          Year          Months        Months        Year
                                                      Ended          Ended         Ended         Ended         Ended         Ended
                                                     12/31/96       12/31/95     12/31/94       12/31/93     06/30/93       12/31/92
                                                     --------       -------       -------       -------       -------       --------
CONVEST ENERGY CORPORATION:
   Production:
         Oil (Mbbls) .........................            960         1,219           584           353           440          1,007
         Gas (including NGL's)
                  (Mmcf) .....................         13,537        18,488        19,295        11,162        13,708         27,093
   Average sales price:
         Oil (per Bbl) .......................       $  18.47       $ 17.20       $ 15.50       $ 15.59       $ 17.67       $  18.75
         Gas (including NGL's)
                  (per Mcf) ..................       $   2.06       $  1.57       $  1.96       $  2.15       $  2.02       $   1.70
  Average production costs
   per equivalent Mcf ........................       $    .74       $   .72       $   .54       $   .58       $   .56       $    .47
  Proved reserves at period
   end:
         Oil (Mbbls) .........................          6,344         6,523           637         1,012         2,305          3,670
         Gas (Mmcf) ..........................         37,582        40,546        42,943        59,340        77,601         84,599
  Present value of future pre-tax
   net revenues from proved
   reserves (in thousands) ...................       $146,045       $74,476       $27,455       $75,020       $77,339       $113,082

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1 HEREIN FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                      OVERVIEW AND ANALYSIS OF KNOWN TRENDS

      Set forth below is a summary of the major events which occurred during 1996 which are described in more detail elsewhere in this Form 10-K.

SUMMARY OF SIGNIFICANT DEVELOPMENTS

      Edisto Resources Corporation, a Delaware corporation ("Edisto" or the "Company"), conducted its consolidated activities prior to December 10, 1996 through two lines of business: (i) natural gas marketing, and (ii) oil and gas exploration and production which is conducted through a 73% interest in Convest Energy Corporation ("Convest"), an independent oil and gas company listed on the American Stock Exchange. As described in more detail below, Edisto sold substantially all of the assets of its natural gas marketing operations on December 10, 1996. Set forth below is a summary of the major events which occurred during 1996.

      RESULTS OF OPERATIONS IN 1996. The Company had net income for 1996 of $20.2 million. Set forth below is a table summarizing the Company's results of operations during 1996 by business segment:

                                                                  Year Ended
                                                               DECEMBER 31, 1996
                                                               -----------------
                                                                (in thousands)

Convest Energy Corporation ....................................        $  5,880

Corporate and other ...........................................            (277)
                                                                       ---------
      Net Income From Continuing Operations ...................           5,603

Discontinued Natural Gas Marketing Operations .................            (761)

Gain on Sale of Gas Marketing Assets ..........................          15,312

      NET INCOME ..............................................        $ 20,154
                                                                       =========
At the end of 1996, the Company had $72.1 million in cash and cash equivalents (including restricted cash), which includes $4.0 million in cash and cash equivalents (including restricted cash) at Convest.

      SALE OF NATURAL GAS MARKETING OPERATIONS. Until December 10, 1996, the Company's gas marketing operations were conducted through its subsidiaries, Energy Source, Inc. in the United States, and Energy Source Canada, Inc. in Canada (collectively, "Energy Source").

      DESCRIPTION OF TRANSACTION. On December 10, 1996, Edisto sold substantially all of the assets of its natural gas marketing operations to subsidiaries of Pacific Gas Transmission Company ("PGT"), a subsidiary of Pacific Gas and Electric Company (NYSE "PGE"). The sales price was $23.3 million in cash, plus the working capital of Energy Source at July 31, 1996 (approximately $20.0 million). The sales price, however, is subject to adjustment after the closing by the adjusted consolidated net income or loss of Energy Source from August 1, 1996 to November 30, 1996. The Company and PGT have not yet finalized the purchase price adjustment. As a condition of the sale, Edisto also retained certain assets and liabilities of Energy Source which are explained in more detail below. In connection with this sale, Edisto recognized a gain of approximately $15.3 million, net of approximately $700,000 of income tax.

      The sales price was reduced by approximately $5.3 million from the original sales price in the definitive Purchase Agreement when two of Energy Source Canada's gas trading partners, NESI Energy Marketing Canada, Ltd. (formerly Chandler Energy Company) ("NESI") and Tarpon Gas Marketing ("Tarpon"), sought protection from creditors under Canadian bankruptcy law. When these trading partners defaulted on their gas purchase and supply contracts, Energy Source Canada was forced to replace such contracts with new contracts with other suppliers at the then higher market prices. Since the losses on these contracts were approximately $5.3 million, Edisto agreed to reduce the sales price by this amount. Of this price reduction, $4.5 million related to the contracts with NESI and $.8 million related to the contracts with Tarpon.

      RETAINED ASSETS AND LIABILITIES. In connection with the sale, Edisto retained the contracts with NESI and Tarpon, together with all related rights and liabilities. On December 20, 1996, Edisto filed a lawsuit in Calgary against certain affiliates of NESI, NIPSCO Industries, Inc., NIPSCO Energy Services Inc. and NIPSCO Energy Services Canada Inc., claiming that, among other things, these affiliates induced Energy Source Canada to extend credit to NESI on an unsecured basis. The lawsuit seeks to recover the losses incurred by Energy Source Canada on the NESI contracts and is in the very preliminary stages.

      Edisto retained the contracts of Energy Source Canada with MultiEnergies, Inc., another gas trading partner of Energy Source Canada that went bankrupt in October 1996, together with all related rights and liabilities. Edisto sustained a loss of approximately $165,000 on these contracts and is pursuing its claims in the MultiEnergies bankruptcy proceeding.

      Edisto also retained certain liabilities and counterclaims against PanEnergy Corporation and Panhandle Eastern Pipe Line Company that are the subject of a lawsuit filed in December 1996 in the District Court of Harris County, Texas. The lawsuit relates to (i) a contract dispute involving approximately $1.5 million in disputed Annual Revenue Amount and other charges which PanEnergy and Panhandle Eastern claim are owed by Energy Source under two gas transportation agreements between the companies, (ii) a claim by Energy Source that PanEnergy overbilled Energy Source by approximately $1.0 million for services under such transportation contracts which PanEnergy has refused to refund, (iii) $216,000 in gas balancing penalties paid by Energy Source under protest for which Edisto is seeking a refund, (iv) a claim by Energy Source under Texas antitrust laws that PanEnergy exerted unlawful monopoly power and engaged in anticompetitive conduct to the detriment of Energy Source, and (v) a claim by Energy Source that PanEnergy tortiously interfered with a prospective contractual relationship between Energy Source and its largest customer at that time. Edisto believes that it has meritorious defenses to PanEnergy's claims and plans to vigorously assert such defenses and its counterclaims against PanEnergy in the lawsuit.

      Separate from the lawsuit with PanEnergy, Edisto retained as an asset all rights to receive a refund from PanEnergy of approximately $1.0 million under a proposed settlement of certain rate cases pending before the Federal Energy Regulatory Commission. This settlement relates to rates that Energy Source was charged for transportation during 1991 and 1992 by PanEnergy. The settlement proceeds are scheduled to be paid to Edisto by the end of the second quarter of 1997.

      Edisto also retained as an asset approximately 1.2 Billion Cubic Feet of natural gas stored by Energy Source in a storage facility operated by Midwest Storage, Inc. in the Carbon Field in Indiana. Edisto filed suit in August 1996 against Midwest Storage and other affiliates in the Circuit Court of Cook County, Illinois to recover the gas and other damages sustained by Energy Source when Midwest Storage failed to deliver the gas under the agreements with Energy Source. This lawsuit is in the very preliminary stages.

      SEE Note 4--"Consolidating Balance Sheets" in the Notes to Consolidated Financial Statements for consolidating balance sheets of Edisto and its consolidated subsidiary, Convest, at December 31, 1996 which set forth the remaining assets and liabilities of Edisto at such date.

      OTHER MATTERS RELATING TO THE SALE OF GAS MARKETING OPERATIONS. In connection with the sale, all employees of Edisto and Energy Source became employees of the purchaser, other than Michael Y. McGovern, the Chairman and CEO of Edisto. Mr. McGovern is continuing as the Chairman and CEO of both Edisto and Convest. Subsequent to the closing, the corporate headquarters of Edisto were moved to Convest's offices, and Mr. McGovern and four other employees of Convest have divided their time between Edisto and Convest.

      Upon closing of the sale, Edisto vested in full approximately 453,000 stock options outstanding to the Energy Source employees who became employees of the purchaser. Under the terms of the stock option plan, the former employees have one year to exercise their stock options.

      ENGAGEMENT OF INVESTMENT BANKER FOR EDISTO AND CONVEST. On January 8, 1997, Edisto and Convest jointly engaged the investment banking firm of Petrie Parkman & Co., Inc. to make recommendations for strategic alternatives to enhance shareholder value for both Edisto and Convest. Petrie Parkman's engagement will include identifying and evaluating potential strategic partners in the oil and gas industry for a sale or merger of Edisto and Convest.

      EXERCISE OF WARRANTS. Warrants for the purchase of 918,070 shares of Edisto Common Stock were exercised prior to the June 28, 1996 expiration date. These Warrants were issued in connection with the consummation of Edisto's bankruptcy on June 29, 1993 and entitled the holder to purchase Edisto Common Stock for $9.74 per share. Edisto received $8.9 million from the exercise of the Warrants, which adds to its existing working capital.

      SALE OF OFFSHORE TUNISIAN PROPERTY. In April 1996, Edisto sold its 11% interest in the Zarat Permit offshore of Tunisia for $1.4 million which resulted in a gain of approximately $0.3 million. This was Edisto's last remaining international oil and gas property.

CONVEST ENERGY CORPORATION

      Edisto's oil and gas operations are conducted through a 73% interest in Convest. Edisto owns 7,598,771 shares of Convest Common Stock. In 1996, the most significant events relating to Convest's oil and gas operations are summarized below.

      RESULTS OF OPERATIONS. Convest had net income of $8.1 million for 1996 compared to a net loss of $0.9 million in 1995. These results for 1996 included
(i) a $1.2 million gain on the sale of properties during the year, (ii) a $1.3 million gain from the favorable settlements of two lawsuits filed by Convest against third parties, (iii) a $2.6 million impairment loss under SFAS 121 with respect to Convest's oil and gas properties, as explained further below, and
(iv) a $7.8 million hedging loss, as explained in more detail below. Convest's results were aided significantly by the high oil and gas prices received by Convest during the fourth quarter of 1996 (average prices of $20.35 per barrel of oil and $2.63 per Mcf of gas). Convest's net income during the fourth quarter of 1996 was approximately $5.5 million.

      DRILLING RESULTS. Convest was very active in 1996 and early 1997, especially on its offshore properties in the Gulf of Mexico. Convest has interests in 43 offshore blocks which have presented attractive drilling opportunities during the past year and which continue to present drilling opportunities. Convest's total capital expenditures during 1996 were $10.9 million, the bulk of which was devoted to drilling offshore wells. Eleven of the fifteen wells drilled in 1996 were successful, with successful wells at High Island Block 195, Eugene Island Block 281, South Timbalier Block 221, Grand Isle Block 82 and Eugene Island Blocks 313 and 333. Of the eleven successful wells, only one had been quantified in the year-end 1995 reserve report as proved reserves. Therefore, ten of these wells represent new additions to Convest's reserves in 1996. As outlined in more detail below, Convest's drilling success in late 1995 and 1996 has mitigated the steep production decline from Convest's offshore gas properties.

      OIL AND GAS RESERVES. Based on Convest's reserve reports at December 31, 1996, Convest had total estimated proved reserves at such date of 6,344 Mbbl of crude oil and 37,583 Mmcf of natural gas. While this represents a decline from Convest's reserves at December 31, 1995 of 6,523 Mbbl of crude oil and 40,546 Mmcf of natural gas, Convest's production during 1996 was 960 Mbbls of crude oil and 13,162 Mmcf of natural gas.

      Also based on Convest's reserve reports at December 31, 1996, Convest had approximately $146.0 million of pre-tax estimated discounted future net revenues from its proved oil and gas reserves, as determined in accordance with Securities and Exchange Commission guidelines. This amount is almost double the $74.5 million of pre-tax estimated discounted future net revenues reported at December 31, 1995. Convest cautions, however, that under Securities and Exchange Commission guidelines, this reserve estimate was made using average prices at December 31, 1996 which were $26.01 per barrel of oil and $3.87 per Mcf of gas, whereas the average prices at December 31, 1995 were $19.48 per barrel of oil and $2.16 per Mcf of gas. Accordingly, a substantial portion of the increase in the estimated discounted future net revenues is due to the increase in prices between the two dates. Since oil and gas prices have dropped substantially since year-end 1996, such reserve estimates may not be indicative of the fair market value of Convest's oil and gas reserves. See

"Capital Resources and Liquidity--Convest Working Capital" on Pages 29-30 herein for a more detailed analysis of Convest's estimated discounted future net revenues at December 31, 1995 and 1996.

      1997 CAPITAL EXPENDITURES. During 1997, Convest plans to continue investing a substantial portion of its cash flow in drilling operations on its offshore properties. The capital expenditure budget for 1997 will be approximately $16 million.

      PRICE RISK MANAGEMENT/HEDGING. Convest uses a combination of futures contracts traded on the New York Mercantile Exchange ("NYMEX") and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of Convest's hedging activities, Convest recorded a hedging loss of approximately $7.8 million for 1996. This amount was recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, is reflected in the per unit price Convest received for its oil and gas sales.

      The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower, and were made as a defensive measure to assure stable cash flows in 1996. The harsh winter at the beginning of 1996, however, drove prices up substantially. These high prices have continued during most of 1996 which caused the hedging losses. Convest has substantially decreased its hedging activities for 1997.

      SFAS 121 IMPAIRMENT LOSS. Convest recorded a $2.6 million impairment loss in 1996 as a result of Convest's evaluation of its proved oil and gas properties under SFAS 121 regarding accounting for long-lived assets. Under SFAS 121, Convest is required to recognize an impairment loss with respect to its proved oil and gas properties if the carrying value of such properties (i.e., capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such oil and gas properties. SFAS 121 requires Convest to assess each quarter the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. $1.1 million of the impairment loss was recognized in the second quarter of 1996 and the remaining $1.5 million was recognized in the fourth quarter of 1996. Convest assessed the need for an impairment at December 31, 1996 using the prices of $22.73 per barrel of oil and $2.21 per Mcf of gas.

      REPAYMENT OF OUTSTANDING DEBT. During 1996, Convest has repaid a net $15.2 million of outstanding debt under its long-term line of credit facility. The amount of debt at December 31, 1996 was $4.0 million which has been repaid in full in February 1997. This credit facility, however, will remain available for future credit needs.

                             RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

      Edisto had net income of $20.2 million for the year ended December 31, 1996 compared to a net loss of $6.6 million for the corresponding period of 1995. Results for 1996 include an after-tax gain of approximately $15.3 million from the sale of the Company's natural gas marketing operations. Income from continuing operations totaled $5.6 million primarily from the Company's 73% ownership in Convest. The results of the Company's business segments are discussed in more detail below.

DISCONTINUED NATURAL GAS MARKETING OPERATIONS

      On December 10, 1996, Edisto sold substantially all of the assets of its gas marketing operations to subsidiaries of PGT. The sales price was $23.3 million in cash, plus the working capital of Energy Source at July 31, 1996 (approximately $20.0 million). The sales price, however, is subject to adjustment after the closing by the adjusted consolidated net income or loss of Energy Source from August 1, 1996 to November 30, 1996. The Company and PGT have not yet finalized the purchase price adjustment. Pursuant to the Purchase Agreement, Edisto retained certain assets and liabilities of Energy Source. The gain on the sale was approximately $15.3 million after taxes.

      For the year ended December 31, 1996, Edisto recorded a net loss from discontinued gas marketing operations of $761,000. Gross margin was $8.7 million for 1996 compared to $1.2 million in 1995. The increase in gross margin was primarily due to the volatility in the natural gas markets experienced during early 1996 as a result of harsh winter conditions over much of the United States. Additional improvement in 1996 resulted from the termination of any further expense in

1996 under the price protection provision of a gas sales agreement with Laclede Gas Company for 55 Mmcf of gas per day. In 1995, the Company's gross margin reflected the price protection liability of $3.5 million under the Laclede agreement.

CONVEST ENERGY CORPORATION

      Convest reported net income of $8.1 million for 1996 compared to a net loss of $0.9 million in 1995. These results for 1996 included (i) a $1.2 million gain on the sale of properties during the year, (ii) a $1.3 million gain from the favorable settlements of two lawsuits filed by Convest against third parties, (iii) a $2.6 million impairment loss under SFAS 121 with respect to oil and gas properties, as explained further below, and (iv) a $7.8 million hedging loss, as explained in more detail below. Convest's results were aided significantly by the high oil and gas prices received by Convest during the fourth quarter of 1996 (average prices of $20.35 per barrel of oil and $2.63 per Mcf of gas). Convest's net income during the fourth quarter of 1996 was approximately $5.5 million.

      REVENUES. Oil and gas revenue decreased by approximately $4.3 million or 9% between the twelve month periods ended December 31, 1996 and 1995. The average price received for oil and gas sales increased by 7% and 31%, respectively, between the corresponding periods. Oil and gas production decreased by 21% and 27%, respectively. The decrease in production volumes was due primarily to the sale of producing oil and gas properties coupled with the steep production decline associated with Convest's offshore Gulf of Mexico properties. The effects of these production declines were partially offset by the additional drilling on South Timbalier Block 144 property completed in late 1995 and the addition of the Sensor properties purchased in mid 1995. Historically, offshore oil and gas reserves are relatively short lived when compared to average onshore reserves. In order to minimize the future effects of such declines on Convest's offshore oil and gas properties, reserves must be replaced through exploratory and development drilling and acquisition activities.

      PRICE RISK MANAGEMENT/HEDGING. Convest uses a combination of futures contracts traded on the NYMEX and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of such hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of the hedges, Convest recorded hedging losses of approximately $7.8 million and $421,000 for the twelve month periods ended December 31, 1996 and 1995, respectively. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price received for its oil and gas sales.

      The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower. These hedges were made as a defensive measure to assure stable cash flows in 1996. Due to the harsh winter conditions experienced over much of the United States during early 1996 prices increased substantially and these high prices have continued during most of 1996 which caused the hedging losses in 1996. Convest has substantially decreased its hedging activities for 1997.

      PRODUCTION EXPENSES. Production expenses decreased by approximately $3.7 million or 20% between the corresponding periods. The decrease in production expenses is primarily due to a decrease in workover activity during the twelve months ended December 31, 1996, and the sale of producing oil and gas properties during 1995 and early 1996. The decline in production expenses was offset by the incremental operating expenses associated with the Sensor properties. Production expenses per barrel of oil equivalent ("BOE") were $4.44 and $4.18 for the twelve months ended December 31, 1996 and 1995, respectively. The increase in production expense per BOE is caused by the declining offshore production without a corresponding decrease in production expense.

      ABANDONMENT AND EXPLORATION COSTS. Abandonment and exploration costs decreased by approximately $500,000 between the corresponding periods. The decrease in abandonment and exploration costs is primarily due to Convest accruing its estimated cost of abandonment of its offshore properties in prior periods. Based upon a review of the reserve for abandonment, it was determined that the future abandonment had been substantially provided for, and accordingly, no additional accrual was provided for 1996.

      IMPAIRMENT OF OIL AND GAS PROPERTIES UNDER SFAS 121. Prior to 1995, Convest provided an impairment reserve for proved oil and gas properties to the extent that total capitalized costs less accumulated depreciation and depletion, exceed undiscounted future net revenues attributable to proved oil and gas reserves on an overall basis. During March 1995, the Financial Accounting Standards Board issued SFAS 121 which requires an impairment reserve for proved oil and gas properties to the extent that total capitalized costs, less accumulated depreciation and depletion, exceed undiscounted expected future cash flows attributable to proved oil and gas reserves on a property-by-property basis. Convest adopted the provisions of SFAS 121 and was required to record an impairment loss of approximately $5.9 million during the fourth quarter of 1995.

      Convest recorded an additional $2.6 million impairment loss in 1996 as a result of its evaluation of its proved oil and gas properties under SFAS 121. During 1996, Convest recognized an impairment of $1.1 million in the second quarter of 1996 and an additional $1.5 million was recognized in the fourth quarter of 1996. Convest assessed the need for an impairment at December 31, 1996 utilizing prices of $22.73 per barrel of oil and $2.20 per Mcf of gas.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by approximately $90,000 between the corresponding periods. The primary contributor to the decrease in general and administrative expense was the inclusion of employee severance cost in 1995 subsequent to Convest's reorganization upon closing of the Edisto Transaction. In addition, Convest incurred lower office rent expense after Edisto E&P terminated its existing office lease in mid 1995.

      INTEREST EXPENSE. Interest expense decreased by approximately 47% due to the repayment of a short-term promissory note issued in connection with Convest's purchase of the oil and gas assets of a former affiliate. The short-term promissory note was repaid simultaneously with the closing of the Edisto Transaction in June 1995. In addition, Convest repaid a substantial portion of its outstanding borrowings under its long-term credit facility during 1996.

      DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). DD&A on oil and gas properties decreased by approximately $3.5 million or 18% between the corresponding periods. The decrease in DD&A was due primarily to the production declines discussed above. DD&A per BOE was $5.09 for the twelve month period ended December 31, 1996, compared to $4.62 for the corresponding period of 1995.

      GAIN ON ASSET SALES. In mid-January 1996, Convest sold an offshore oil and gas property for sale proceeds of approximately $2.0 million, which resulted in a gain of approximately $620,000. In addition, several other nonstrategic oil and gas properties were sold during 1996 for aggregate sale proceeds of approximately $991,000 which resulted in a gain of approximately $619,000.

OTHER CONSOLIDATED INCOME AND EXPENSES

      General and administrative expenses decreased by approximately 25% due primarily to the transfer of all of Edisto's employees to its wholly-owned gas marketing subsidiary effective January 1, 1996. As previously stated, the gas marketing subsidiary was sold during December 1996, and accordingly, such amount is included under discontinued operations.

      Interest income decreased by $66,000 primarily due to the Company having lower available cash balances since these funds were being used in the natural gas marketing operations.

      Interest expense decreased by approximately 48% due primarily to the decrease in outstanding borrowings under Convest's long-term credit facility. During 1996, Convest repaid approximately $15.2 million under its credit facility.

      In addition to the Convest property sales previously discussed, Edisto recognized a gain of $342,000 related to the sale of its Tunisian property during 1996.

YEARS ENDED DECEMBER 31, 1995 AND 1994

      Edisto had a net loss of $6.6 million for the year ended December 31, 1995. Of this total, the discontinued gas marketing operations had a net loss of $9.8 million, Convest had a net loss of $940,000, and corporate and other entities had a net loss of $2.2 million. These operating losses were partially offset by the gains of $2.6 million and $3.8 million, respectively, from the sale of the gas transmission operations and manufacturing operations. These results are discussed in more detail below.

DISCONTINUED NATURAL GAS MARKETING OPERATIONS

      Edisto's discontinued gas marketing operations had a net loss from operations of $9.8 million for the year ended December 31, 1995. Included in the results for 1995 are approximately $10.5 million of non-recurring expenses which are described as follows: (i) the settlement of $6.0 million and litigation expenses of approximately $1.0 million from its lawsuit with NOARK Pipeline System and Southwestern Energy, and (ii) an operating expense of approximately $3.5 million for the price protection requirement in the gas sales agreement with Laclede Gas Company. On December 31, 1995, the Company accrued the full amount of the price protection credit for the contract year ended October 31, 1996 based on the current economics of the Laclede contract.

      Edisto's gas marketing revenues and associated gas purchases for the year ended December 31, 1995 increased by 54% and 56%, respectively, compared to 1994. Volumes sold increased by 91% during the same period. The corresponding gross profit margin was $1.2 million in 1995 compared to a gross profit margin of $3.8 million in 1994. This gross margin decrease reflects the price protection liability of $3.5 million to Laclede Gas Company discussed above. Gas prices were higher during 1995, but the costs associated with the Laclede contract and low margins associated with building market share resulted in the decrease in margin.

CONVEST ENERGY CORPORATION

      The results for the oil and gas operations for the year ended December 31, 1995 include the results for Convest for such period. Therefore, the results from this period are not comparable to the results for the period ended December 31, 1994.

      Convest recorded a net loss for 1995 of $0.9 million, which included (i) a $5.9 million write-down of Convest's oil and gas properties due to the adoption of SFAS 121, and (ii) the elimination of the $1.5 million loss of Convest that occurred prior to the effective date of the Convest Transaction.

      REVENUES. Oil and gas revenue increased by approximately $3.1 million or 7% between the year ended December 31, 1995 and the corresponding period of 1994. The average price Convest received for its crude oil sales increased by $1.69 per barrel between the corresponding periods while the average price Convest received for its gas sales decreased by $0.39 per Mcf. Oil production increased by 97% while gas production decreased by only 3% between the periods due primarily to the Convest Transaction. The decrease in volumes was due in part to the sale of certain offshore properties during 1994 coupled with the inherent steep production declines associated with offshore properties. Offsetting this decline in Edisto E&P's existing oil production was the additional production added through the Convest Transaction.

      PRODUCTION EXPENSES. Production expenses increased by approximately $5.7 million between the corresponding periods due to the Convest Transaction. In addition, substantially all of Convest's properties are onshore properties and therefore are subject to severance taxes by state taxing authorities while substantially all of Edisto E&P's properties are offshore and are not subject to severance tax.

      DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). DD&A on oil and gas properties increased by approximately $1.7 million or 9% between the corresponding periods. The DD&A rate per Mcf decreased due to an upward revision in estimated recoverable reserves at December 31, 1995. DD&A per equivalent Mcf was $.77 and $.80 for the year ended December 31, 1995 and 1994, respectively.

      IMPAIRMENT OF OIL AND GAS PROPERTIES UNDER SFAS 121. As previously stated during the fourth quarter of 1995, Convest adopted SFAS 121 which required Convest to recognize an impairment loss of approximately $5.9 million. Convest assessed the need for an impairment of its proved oil and gas properties at December 31, 1995 using the prices of $17.42 per barrel of oil and $1.61 per Mcf of gas.

OTHER CONSOLIDATED INCOME AND EXPENSES

      General and administrative expense increased by $3.8 million for the year ended December 31, 1995 compared to 1994. The increase is primarily attributable to the acquisition of the interest in Convest.

      Abandonment expense increased by $0.7 million for 1995 compared to 1994. Abandonment expense for 1995 includes $0.6 million related to the drilling of the Zarat #2, a delineation well in Edisto's Zarat Permit in Tunisia. The well tested oil and gas, but Edisto believes that the fault block in which the well was drilled is unlikely to be commercially developed.

      Interest income increased from $1.3 million in 1994 to $1.6 million in 1995. The increase was due to increased cash balances available for investment from cash earned from operations and the net proceeds from the sale of the transmission operations.

      Interest expense increased by $1.3 million for the year ended December 31, 1995 compared to 1994. The increase was attributable to interest on debt associated with the Convest credit facility.

      Gain on asset sales for 1994 included a $4.8 million gain on the sale of certain Gulf Coast properties. During 1995, Convest realized a loss of approximately $660,000 related to the sale of another offshore property.

      The preacquisition loss of subsidiary is the loss attributable to the shares of Convest not owned by the Company prior to the effective date of the Convest Transaction on June 26, 1995.

      The Company recognized a gain from the sale of its Missouri pipeline of $2.6 million in the first quarter of 1995. The sale of this pipeline closed in January 1995. The Company also recorded a gain on the sale of its MINT subsidiaries of $3.8 million in the first quarter of 1995.

EFFECTS OF INFLATION

      Edisto is affected by the volatility of the prices of crude oil and natural gas on the open market, which results from fluctuations in supply and demand. The price that the Company and its subsidiaries received for crude oil and natural gas sales increased significantly during calendar 1996 compared to the price received in calendar year 1995. The Company is unable to predict the future effects of such volatility of crude oil and natural gas prices; however, such volatility could have a significant impact on the Company's future earnings.

                        CAPITAL RESOURCES AND LIQUIDITY

EDISTO WORKING CAPITAL

      At December 31, 1996, Edisto had cash and cash equivalents of approximately $72.1 million, which included $4.0 million of cash and cash equivalents (including restricted cash) at Convest. In addition, Convest had assets from risk management activities of $979,000, which consisted primarily of cash on deposit at brokerage houses, including margin accounts, and receivables from counterparties in swap transactions. The cash and cash equivalents at Edisto are invested in short-term, highly liquid investments which are readily convertible into cash and have original maturities of three months or less.

      At December 31, 1996, Edisto had net working capital totaling $65.2 million (excluding the $2.6 million working capital deficit of Convest) comprised primarily of $68.1 million of cash and cash equivalents. The substantial increase in available cash balances was primarily attributable to the sale of the Company's gas marketing operations. Proceeds from the sale of the gas marketing operations totaled $15.3 million (gross proceeds of $43.3 million less approximately $27.9 million of cash balances held by the gas marketing subsidiary on the closing date of the sale). In addition, the Company received approximately $1.4 million as a result of the Company's sale of its interest in the Zarat Permit offshore of Tunisia.

CONVEST WORKING CAPITAL

      At December 31, 1996, Convest had a working capital deficit of approximately $2.6 million. This working capital deficit was caused primarily by the inclusion in current liabilities of an aggregate of approximately $8.0 million of accrued liabilities for abandonment, operating expenses attributable to the sale of a production payment on two properties, and gas imbalance liabilities (deferred revenues). There is no offsetting current asset for any of these current liabilities since they will be repaid from the operating cash flow from the oil and gas properties, which are reflected as a long-term asset on the balance sheet in accordance with generally accepted accounting principles.

      Convest's ability to reduce the existing working capital deficit while maintaining an active drilling program and normal operations will depend upon the net cash flows generated from its oil and gas properties. In this regard, Convest's net revenues from its oil and gas properties are expected to decline significantly, although the drilling success in late 1995 and 1996 has mitigated the steep production decline from Convest's offshore gas properties. SEE "Oil and Gas Reserve Information" on Pages 6-7 and "Estimated Undiscounted Yearly Pre-Tax Future Net Revenues" on Page 8 herein for information on Convest's oil and gas reserves and estimated future net revenues.

      The estimates of Convest's future net revenues are highly sensitive to changes in the price for oil and natural gas. The $146.0 million of pre-tax estimated discounted future net revenues from proved reserves reported at December 31, 1996 is approximately double the $74.5 million of pre-tax estimated discounted future net revenues reported at December 31, 1995. To help analyze the difference in estimated future net revenues between December 31, 1995 and 1996, Convest notes the following:

o A substantial portion of the difference in estimated future net revenues between the two dates is due to the large difference in prices on the two dates. The average prices at December 31, 1996 were $26.01 per barrel of oil and $3.87 per Mcf of gas, whereas the average prices at December 31, 1995 were $19.48 per barrel of oil and $2.16 per Mcf of gas.

o The calculation of Convest's estimated future net revenues is very sensitive to changes in oil and gas prices, especially since Convest's proved reserves include a number of offshore properties which have a steep production decline. SEE "Estimated Undiscounted Yearly Pre-Tax Future Net Revenues" on Page 8 herein.

o Oil and gas prices have declined substantially from the average prices at December 31, 1996. During February 1997, the average prices received by Convest were $20.75 per barrel of oil and $2.85 per Mcf of gas. Since prices have continued to decline during the last month, Convest expects that the average prices in March 1997 will be lower than those in the prior month. Accordingly, the reserve estimates as of December 31, 1996 may not be indicative of the fair market value of Convest's oil and gas reserves.

      Based on current conditions, management believes that Convest has the financial capability to satisfy its working capital deficit, while sustaining capital expenditures and meeting operating needs arising in the ordinary course of business.

CONVEST CAPITAL EXPENDITURES

      Convest has budgeted capital expenditures for 1997 of approximately $16 million primarily related to drilling opportunities with Convest's offshore properties. These capital expenditures will be funded from operating cash flow and Convest's credit facility.

CONVEST CREDIT FACILITY AND LONG-TERM DEBT

      On June 26, 1995, Convest entered into a new credit agreement which terminates January 1, 1999. This facility is secured by a first lien on substantially all of Convest's assets, including its oil and gas properties and gas plant. The borrowing base under the credit facility is subject to redetermination semi-annually (on May 31 and November 30) using engineering determinations and pricing and other assumptions designated by the bank group. Effective December 1, 1996, the new borrowing base under the credit facility was $19.2 million, based on the lending banks semi-annual redetermination, which reduces by $1.0 million per month beginning January 1, 1997. Convest's borrowing capacity will be substantially reduced over the next year (by at least $12.0 million) unless there is substantial improvement in oil and gas prices or Convest is successful in proving up additional reserve quantities.

      During 1996, Convest repaid a net $15.2 million of debt under the credit facility, so that only $4.0 million was outstanding at December 31, 1996. This outstanding amount was subsequently repaid in full in February 1997 so that no amounts are currently outstanding under the credit facility. The credit facility, however, will remain available for future credit needs at Convest.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and supplementary data of Edisto begin on Page F-1 of this report and are incorporated herein by reference. See Index to Consolidated Financial Statements and Supplementary Data appearing under Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item 10 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 1997 for its Annual Meeting of Stockholders to be held on June 2, 1997.

ITEM 11.    EXECUTIVE COMPENSATION

      The information called for by Item 11 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 1997 for its Annual Meeting of Stockholders to be held on June 2, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 1997 for its Annual Meeting of Stockholders to be held on June 2, 1997.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 1997 for its Annual Meeting of Stockholders to be held on June 2, 1997.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)FINANCIAL STATEMENTS                                              PAGE

          Report of Independent Public Accountants ..........................F-1
          Consolidated Balance Sheets at December 31, 1996 and 1995..........F-2
          Consolidated Statements of Operations - Years Ended
             December 31, 1996, 1995 and 1994................................F-3
          Consolidated Statements of Stockholders' Equity - Years Ended
             December 31, 1996, 1995 and 1994................................F-4
          Consolidated Statements of Cash Flows - Years Ended
             December 31, 1996, 1995 and 1994................................F-5
          Notes to Consolidated Financial Statements.........................F-6

    (a)(2)FINANCIAL STATEMENT SCHEDULES

          Schedule I - Edisto Resources Corporation (Parent Company)
             Condensed Financial Statements:
          Balance Sheets at December 31, 1996 and 1995.....................F-26
          Statements of Operations - Years Ended December 31, 1996,
             1995 and 1994.................................................F-27
          Statements of Cash Flows - Years Ended December 31, 1996,
             1995 and 1994.................................................F-28
          Schedule II - Edisto Resources Corporation - Valuation and
             Qualifying Accounts - Years Ended December 31, 1996,
             1995 and 1994.................................................F-29

Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.

    (a)(3)  EXHIBITS

   EXHIBIT
   NUMBER                  DESCRIPTION
   -------                 -----------
     2.1 - Second Amended Disclosure Statement in support of the Debtor's Second Amended Plan of Reorganization dated March 31, 1993 [incorporated by reference from Exhibit 2.1 to the Registrant's Form 10-Q for the Quarter ended March 31, 1993].

     3.1 - Restated Certificate of Incorporation of the Company [incorporated by reference from Exhibit 3(b) to the Registrant's Registration Statement on Form S-4 (Registration No. 33-31811)].

     3.2 - Amendment to Restated Certificate of Incorporation dated as of January 27, 1994 [incorporated by reference from Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1993].

     3.3 - By-laws of the Company, as currently in effect [incorporated by reference from Exhibit 3.3 to the Registrant's Form S-4 (Reg. No. 33-45598)].

    10.1 - Purchase and Sale Agreement dated February 4, 1992 by and between NRM Operating and Enron Reserve Acquisition Corp. [incorporated by reference from Exhibit 10.64 to the Registrant's Form S-4 (Reg. No. 33-45598)].

    10.2+- Employment Agreement between the Company and Michael Y. McGovern dated July 1, 1993 [incorporated by reference from Exhibit 10.28 to the Registrant's Form 10-K for the year ended December 31, 1993].

    10.3+- Amendment to Employment Agreement dated March 20, 1995 between the Company and Michael Y. McGovern [incorporated by reference from
            Exhibit 10.32 to the Registrant's Form 10-K for the year ended December 31, 1994].

    10.4 - Form of Indemnification Agreement dated June 30, 1993 between the Company and each of its directors [incorporated by reference from
            Exhibit 10.32 to the Registrant's Form 10-K for the year ended December 31, 1993].

    10.5 - Amended and Restated Secured Revolving Credit Agreement dated June 23, 1995 among Convest Energy Corporation and Edisto Exploration & Production Company, as Borrowers and Bank One Texas, N. A. as Agent and Compass Bank-Houston and Bank One Texas, N.A., as banks [incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q for the Quarter ended June 30, 1995].

    10.6 - Amendment No. 1 to Amended and Restated Secured Revolving Credit Agreement dated January 8, 1997, but effective as of September 30, 1996, among Convest Energy Corporation, Edisto Exploration & Production Company, Bank One Texas, N.A. and Compass Bank-Houston (filed herewith).

    10.7+- The Company's 1993 Stock Option Plan, as amended and restated as of November 17, 1994 [incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on November 27, 1996 (File No. 333-16915)].

    10.8+- The Company's 1993 Director Stock Option Plan, as amended and restated as of November 17, 1994 [incorporated by reference from
            Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on November 27, 1996 (File No. 333-16927)].

    10.9 - Asset Purchase Agreement dated November 15, 1996, by and among Pacific Northwest Gas System, Inc., 708559 Alberta Ltd., Pacific Gas Transmission Company, Energy Source, Inc., Energy Source Canada, Inc. and Edisto Resources Corporation covering the purchase of specified assets of Energy Source, Inc. and Energy Source Canada, Inc. [Incorporated by reference from Exhibit 7.1 to the Registrant's Form 8-K dated November 15, 1996.]

    10.10- Letter Amendment dated November 9, 1996 by and among Pacific Northwest Gas System, Inc., 708559 Alberta Ltd., Pacific Gas Transmission Company, Energy Source, Inc., Energy Source Canada, Inc. and Edisto Resources Corporation amending the Asset Purchase Agreement dated November 15, 1996. [Incorporated by reference from
            Exhibit 7.1 to the Registrant's Form 8-K dated December 10, 1996.]

    23.1 -  Consent of Arthur Andersen LLP (filed herewith).

    23.2 -  Consent of Ryder Scott Company, Petroleum Engineers (filed herewith)

    23.3 -  Consent of Netherland, Sewell & Associates, Inc. (filed herewith).
-----------------------
+ Executive compensation plan or arrangement.

      (B)   REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1996.

            1. Form 8-K dated November 15, 1996 describing the execution of a definitive purchase agreement to sell substantially all of the assets of the Registrant's gas marketing operations to subsidiaries of Pacific Gas Transmission Company.

            2. Form 8-K dated December 10, 1996 describing the closing of the sale of substantially all of the assets of the Registrant's gas marketing operations to subsidiaries of Pacific Gas Transmission Company.

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

                                    EDISTO RESOURCES CORPORATION

                                    By:  /S/ MICHAEL Y. MCGOVERN
                                             Michael Y. McGovern
                                             Chairman of the Board and
                                             Chief Executive Officer

March 27, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                         TITLE                   DATE
            ---------                         -----                   ----
      /S/ MICHAEL Y. MCGOVERN       Chairman of the Board and
        Michael Y. McGovern         Chief Executive Officer       March 27, 1997

      /S/ STEVEN G. IVES            Vice President, Controller    March 27, 1997
        Steven G. Ives              and Chief Accounting Officer

      /S/ TIMOTHY J. ANDREWS        Director                      March 27, 1997
        Timothy J. Andrews

      /S/ JOHN G. GRAHAM            Director                      March 27, 1997
        John G. Graham

      /S/ VERNON T. JONES, SR.      Director                      March 27, 1997
       Vernon T. Jones, Sr.

      /S/ LEONARD B. ROSENBERG
       Leonard B. Rosenberg         Director                      March 27, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Edisto Resources Corporation:

We have audited the accompanying consolidated balance sheets of Edisto Resources Corporation, a Delaware corporation, and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of Edisto Resources Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edisto Resources Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, as of October 1, 1995, Edisto Resources Corporation changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP
Houston, Texas
March 20, 1997

                          EDISTO RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                        ------------------------
                                                           1996          1995
                                                        ---------     ---------
                  ASSETS
Current assets:
     Cash and cash equivalents .....................    $  71,765     $  19,506
     Restricted cash ...............................          333           333
     Margin deposits ...............................          979         5,123
     Accounts receivable ...........................        9,835         7,959
     Net assets of discontinued gas marketing
         operations ................................         --          23,979
     Other current assets ..........................        1,547         1,769
                                                        ---------     ---------
         Total current assets ......................       84,459        58,669

Property and equipment:
     Oil and gas properties using the successful
        efforts method of accounting ...............      117,306       115,250
     Other .........................................          641           644
     Less - accumulated depreciation, depletion
        and amortization ...........................      (63,147)      (50,358)
                                                        ---------     ---------
                                                           54,800        65,536

Other assets .......................................        2,178         1,647
                                                        ---------     ---------
                                                        $ 141,437     $ 125,852
                                                        =========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt ..........    $    --       $   1,723
     Accounts payable ..............................        9,840         9,609
     Accrued liabilities and other .................        9,863         5,890
     Deferred revenue ..............................        2,113         2,010
                                                        ---------     ---------
         Total current liabilities .................       21,816        19,232

Long-term liabilities:
     Long-term debt, net of current maturities .....        4,003        17,635
     Deferred revenue ..............................          559           691
     Minority interest .............................       10,850         9,092
     Other noncurrent liabilities ..................        7,486        11,674
                                                        ---------     ---------
                                                           22,898        39,092
Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 50,000,000
       shares authorized, 13,930,052 issued
       at December 31, 1996 and 12,977,960
       issued at December 31, 1995 .................          139           130
     Additional paid-in capital ....................       70,675        61,528
     Retained earnings .............................       26,308         6,154
     Foreign currency translation ..................          (37)          (95)
     Treasury stock, at cost, 52,214 shares at
         December 31, 1996, and 23,714 shares
         at December 31, 1995 ......................         (362)         (189)
                                                        ---------     ---------
         Total stockholders' equity ................       96,723        67,528
                                                        ---------     ---------

                                                        $ 141,437     $ 125,852
                                                        =========     =========

      See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Year Ended    Year Ended     Year Ended
                                                December 31   December 31,    December 31,
                                                    1996         1995           1994
                                                  --------      --------      --------
Oil and gas revenues ........................     $ 47,222      $ 51,450      $ 46,788

Costs and expenses:
  Lease operating and production taxes ......       14,988        18,689        12,229
  Abandonment and exploration costs .........        2,021         2,871         2,135
  Restructuring .............................         --            --           2,684
  Depreciation, depletion and amortization ..       16,541        20,402        19,118
  Impairments of oil and gas properties .....        2,633         5,911          --
  General and administrative ................        6,376         8,536         4,751
                                                  --------      --------      --------
                                                    42,559        56,409        40,917
                                                  --------      --------      --------
       Operating income (loss) ..............        4,663        (4,959)        5,871
                                                  --------      --------      --------
Other income (expense):
  Interest income ...........................        1,549         1,615         1,320
  Interest expense ..........................       (1,068)       (2,036)         (747)
  Equity in earnings (loss) of affiliates ...         --            --          (1,731)
  Gain (loss) on asset sales ................        1,586          (652)        4,754
  Minority interest .........................       (2,190)          726           (69)
  Other, net ................................        1,450         1,260          (516)
                                                  --------      --------      --------
                                                     1,327           913         3,011
                                                  --------      --------      --------
Income (loss) before income taxes ...........        5,990        (4,046)        8,882
Preacquisition loss of subsidiary ...........         --           1,478          --
Income tax (provision) benefit ..............         (387)         (606)         (147)
                                                  --------      --------      --------
Income (loss) from continuing operations ....        5,603        (3,174)        8.735
                                                  --------      --------      --------
Discontinued operations:
  Income (loss) from gas marketing operations         (761)       (9,804)       (1,083)
  Gain on sale of gas marketing operations ..       15,312          --            --
  Loss from transmission operations .........         --            --            (501)
  Gain on sale of transmission operations ...         --           2,557          --
  Gain on sale of manufacturing operations ..         --           3,824          --
                                                  --------      --------      --------
    Net income (loss) .......................     $ 20,154      $ (6,597)     $  7,151
                                                  ========      ========      ========
Net income (loss) per common share:
   Continuing operations ....................     $    .41      $   (.25)     $    .68
   Discontinued operations ..................         1.08          (.26)         (.13)
                                                  --------      --------      --------
   Net income (loss) per common share .......     $   1.49      $   (.51)     $    .55
                                                  ========      ========      ========
Weighted average common shares
   outstanding ..............................       13,496        12,954        12,926
                                                  ========      ========      ========

      See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                NUMBER OF             ADDITIONAL                 FOREIGN
                                                 COMMON     COMMON      PAID-IN      RETAINED    CURRENCY     TREASURY
                                                 SHARES      STOCK      CAPITAL      EARNINGS   TRANSLATION    STOCK         TOTAL
                                                -------       ----      -------      --------       ----       -----       --------
Balance at December 31, 1993 .............       12,848       $128      $60,362      $  5,600       $--        $--         $ 66,090
Issuance of common stock .................          141          2        1,166          --          --         --            1,168
Foreign currency translation .............         --          --          --            --          (38)       --              (38)
Treasury stock, at cost ..................         --          --          --            --          --         (189)          (189)
Net income ...............................         --          --          --           7,151        --         --            7,151
                                                -------       ----      -------      --------       ----       -----       --------
Balance at December 31, 1994 .............       12,989        130       61,528        12,751        (38)       (189)        74,182
Cancellation of untendered
  Common Stock pursuant to
  the Plan of Reorganization .............          (11)       --          --            --          --         --             --
Foreign currency translation .............         --          --          --            --          (57)       --              (57)
Net loss .................................         --          --          --          (6,597)       --         --           (6,597)
                                                -------       ----      -------      --------       ----       -----       --------
Balance at December 31, 1995 .............       12,978        130       61,528         6,154        (95)       (189)        67,528
Exercise of warrants .....................          918          9        8,932          --          --         --            8,941
Exercise of options ......................           34        --           215          --          --         --              215
Foreign currency translation .............         --          --          --            --           58        --               58
Treasury stock, at cost ..................         --          --          --            --          --         (173)          (173)
Net income ...............................         --          --          --          20,154        --         --           20,154
                                                -------       ----      -------      --------       ----       -----       --------
Balance at December 31, 1996 .............       13,930       $139      $70,675      $ 26,308       $(37)      $(362)      $ 96,723
                                                =======       ====      =======      ========       ====       =====       ========

      See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Year Ended        Year Ended      Year Ended
                                                                                December 31,      December 31,    December 31,
                                                                                    1996             1995            1994
                                                                                  ---------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................................       $  20,154        $ (6,597)       $  7,151
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation, depletion and amortization ...............................          17,236          17,204          22,595
   Impairments of oil and gas properties ..................................           2,633           5,911            --
   Abandonment and exploration cost .......................................           1,592           2,390           1,810
   Gains on sales of assets and investments ...............................         (16,901)         (5,729)         (4,732)
   Restructuring expense ..................................................            --              --             2,684
   Equity in (income) loss of affiliates ..................................            (444)           (316)          1,658
   Minority interest ......................................................           2,190            (726)            (69)
   Other ..................................................................             951             (32)          1,147
   Changes in assets and liabilities:
     Accounts receivable ..................................................        (151,225)        (32,796)         34,001
     Accounts payable and accrued liabilities .............................         168,560          22,774         (20,221)
     Increase (decrease) in gas storage inventory .........................          (1,778)         (5,126)           --
     Other ................................................................          (5,894)             66            (595)
                                                                                  ---------        --------        --------
      Net cash provided (used) by operating activities ....................          37,074          (2,977)         45,429
                                                                                  ---------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of gas marketing operations ..........................          15,350            --              --
  Proceeds from sales of assets, including discontinued
     transportation and manufacturing operations ..........................           4,389          72,034           8,446
  Proceeds from sales of investments ......................................            --              --             9,000
  Investment in subsidiaries ..............................................            (419)           --              --
  Purchase (sale) of assets from risk management activities ...............             764          (9,428)         (9,648)
  Acquisition, exploration and development costs ..........................         (10,949)        (10,648)         (6,398)
  Gas transmission expenditures ...........................................            --               (10)           (673)
  Acquisitions ............................................................            --              --            (9,347)
  Cash from acquisition of Convest ........................................            --               716            --
  Advances from affiliates ................................................            --                51             106
  Purchase of other current and noncurrent assets .........................          (1,740)         (3,527)         (5,114)
                                                                                  ---------        --------        --------
     Net cash provided (used) by investing activities .....................           7,395          49,188         (13,628)
                                                                                  ---------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on short and long-term debt and capital leases ...............           3,100           6,575           7,806
  Payments on long-term debt and capital leases ...........................         (18,209)        (60,229)        (12,665)
  Stock issue on exercise of warrants and options .........................           9,156            --              --
  Repurchase of common shares .............................................            (173)           --              --
  Currency translation ....................................................              58              57              38
                                                                                  ---------        --------        --------
     Net cash used by financing activities ................................          (6,068)        (53,597)         (4,821)

Net increase (decrease) in cash and cash equivalents ......................          38,401          (7,386)         26,980
Cash and cash equivalents, at beginning of period .........................          33,697          41,083          14,103
                                                                                  ---------        --------        --------
Cash and cash equivalents, at end of period ...............................       $  72,098        $ 33,697        $ 41,083
                                                                                  =========        ========        ========
SUPPLEMENTAL DISCLOSURES Cash paid (received) during the period for:
  Interest ................................................................       $   1,506        $  1,568        $  4,816
                                                                                  =========        ========        ========
  Taxes ...................................................................       $     358        $  1,465        $    294
                                                                                  =========        ========        ========

      See the accompanying notes to the consolidated financial statements.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRESENTATION

      The accompanying consolidated financial statements include the accounts of Edisto Resources Corporation, a Delaware corporation ( the "Company" or "Edisto"), and its wholly and majority owned subsidiaries. Since the sale of the Company's gas marketing operations on December 10, 1996, the Company's only line of business has been oil and gas exploration and production which is conducted through a 73% interest in Convest Energy Corporation ("Convest"), an independent oil and gas exploration and production company listed on the American Stock Exchange. Edisto owns 7,598,771 shares of Convest Common Stock. Prior to acquiring its interest in Convest, the Company conducted its oil and gas activities through Edisto Exploration & Production Company ("Edisto E&P"). SEE
Note 3 -- "Acquisitions - Convest Energy Corporation."

      Prior to December 10, 1996, the Company conducted gas marketing operations through its subsidiaries, Energy Source, Inc. in the United States, and Energy Source Canada, Inc. in Canada (collectively, "Energy Source"). On December 10, 1996, Energy Source sold substantially all of its assets to two subsidiaries of Pacific Gas Transmission Company. SEE Note 2--"Discontinued Operations" for a discussion of the sale of the gas marketing operations.

       References to the "Company" or "Edisto" shall refer to Edisto Resources Corporation and all of its consolidated subsidiaries, including Convest. References to "Convest" shall refer to Convest and the oil and gas activities conducted through Edisto E&P prior to acquiring the interest in Convest.

      Edisto conducted gas transmission activities from July 1990 through the first quarter of 1994 when Edisto executed a definitive agreement to sell its intrastate natural gas pipeline. The sale was subject to regulatory approval and was closed in January 1995. Accordingly, at December 31, 1994, Edisto reported its investment in the pipeline operations as "Net Assets of Discontinued Transmission Operations". In March 1994, Edisto's 80% subsidiary, Multiflex International, Inc., sold all the stock of its operating subsidiaries to Oceaneering International, Inc., at which time the corporate name was changed to MINT Holding Company ("MINT"). SEE Note 2--"Discontinued Operations" for a discussion of both the sale of the pipeline and the MINT subsidiaries.

CASH AND CASH EQUIVALENTS

      Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash and have original maturities of three months or less. The Company's investment policy for its available cash balances allows for investment in high grade short-term debt issues as well as investments in money market accounts and overnight investments with major financial institutions. At December 31, 1996, the Company had cash and cash equivalents, including restricted cash, of $72.1 million of which $4.0 million of cash and cash equivalents (including restricted cash) was held at Convest.

      For purposes of the Consolidated Balance Sheets, approximately $13.9 million of the ending cash balance as of December 31, 1995 was reclassified to "Net Assets of Discontinued Gas Marketing Operations."

NET INCOME PER SHARE

      Income (loss) per share is based on the weighted average number of common shares outstanding. The effect of common share equivalents was immaterial and not dilutive for 1996, 1995 or 1994.

INCOME TAXES

      Edisto records income taxes in accordance with the Financial Accounting Standards Board - Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the balance sheet approach of income tax accounting whereby deferred income taxes are provided at the balance sheet date for the differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

USE OF ESTIMATES

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

RECLASSIFICATIONS AND CONSOLIDATION

      Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the presentation for 1996. All significant intercompany balances and transactions have been eliminated.

CHANGES IN ACCOUNTING PRINCIPLES

      Edisto adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), in the fourth quarter of 1995. Convest took a $5.9 million write-down in the value of its oil and gas properties in 1995 due to the adoption of SFAS 121. SEE "Property and Equipment" below for a more detailed explanation of this accounting change and write-down.

CONVEST ENERGY CORPORATION

      RESTRICTED CASH. Restricted cash consists of $333,000 of certificates of deposit held by various financial institutions. The certificates of deposit are held in escrow as collateral for letters of credit issued for (i) lease payments on certain offshore platforms and (ii) estimated plugging and abandonment costs expected to be incurred on certain onshore oil and gas properties.

      PROPERTY AND EQUIPMENT. Convest follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including developmental dry holes, and productive leases are capitalized. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. The capitalized costs of oil and gas properties are charged to operations as depreciation, depletion and amortization using the unit-of-production method based on the ratio of current production to proved recoverable oil and gas reserves (as defined by the Securities and Exchange Commission) on a lease by lease basis. Reserve estimates for Convest's properties were prepared or audited by independent petroleum engineering firms at year end. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf of gas to 1 barrel of oil. Depreciation, depletion and amortization per equivalent unit of oil production was $5.09, $4.62 and $4.80 for the years ended December 31, 1996, 1995 and 1994, respectively. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

      Prior to 1995, Convest provided an impairment reserve for proved oil and gas properties to the extent that total capitalized costs less accumulated depreciation and depletion, exceed expected undiscounted future net revenues attributable to proved oil and gas reserves on an overall basis. During March 1995, the Financial Accounting Standards Board issued SFAS 121 which requires Convest to recognize an impairment loss for proved oil and gas properties if the carrying value of such properties (i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Under SFAS 121, Convest must assess the need each quarter for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed discounted expected future cash flows.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

      During the fourth quarter of 1995, Convest adopted SFAS 121 which required Convest to recognize an impairment loss in 1995 of approximately $5.9 million. Convest assessed the need for an impairment of its proved oil and gas properties at December 31, 1995 using the prices of $17.42 per barrel of oil and $1.61 per Mcf of gas. In 1996, Convest recognized an impairment loss of $2.6 million. Convest assessed the need for an impairment at December 31, 1996 using the prices of $22.73 per barrel of oil and $2.21 per Mcf of gas.

      OTHER PROPERTY, PLANT AND EQUIPMENT. Other fixed assets are recorded at cost and depreciated over their estimated useful lives using the straight-line method of depreciation.

      ABANDONMENT RESERVE. Convest records its estimate of future abandonment costs of offshore properties. Such costs are accrued using a unit-of-production method based upon estimated proved recoverable reserves. Abandonment costs are estimated under current regulations using current costs and are reviewed periodically and adjusted as new information becomes available. Abandonment costs on onshore properties are typically nominal due to the salvage value of well equipment.

      Upon emerging from bankruptcy in July 1993, Edisto E&P entered into a settlement with the United States Minerals Management Service relating to estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases in which Edisto E&P owned interests. Pursuant to this settlement, the operator of the leases, Edisto E&P and other co-lessees were required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. Subsequent to the Edisto Transaction, Convest continues to be subject to the Abandonment Fund payments. As of December 31, 1996 and 1995, Convest was subject to total Abandonment Fund payments of $4.2 million and $4.3 million, respectively.

      As of December 31, 1996 and 1995, Convest had made payments totaling $4.2 million and $3.7 million to the Abandonment Fund, respectively. These payments were applied to the total long-term abandonment reserve of $7.7 million and $10.2 million, as of December 31, 1996 and 1995, respectively, resulting in a net long-term abandonment reserve of $3.5 million and $6.5 million as of those dates. The current portion of the abandonment reserve was $2.3 million and $556,000 as of December 31, 1996 and 1995, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

      LEASE OPERATING EXPENSES. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., Convest established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of December 31, 1996 and 1995, the current balance of this reserve was $1.6 million and $1.8 million, respectively, and the long-term balance was $3.7 million and $4.6 million, respectively, and were presented in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," respectively, in the consolidated financial statements.

      GAS BALANCING. Convest uses the entitlement method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at December 31, 1996 and 1995 were $2.3 million and $1.4 million, respectively, and are included in "Oil and Gas Production Accounts Receivables" and "Other Noncurrent Assets" in the consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at December 31, 1996 and 1995 were $2.7 million and $2.7 million, respectively, and are included in "Deferred Revenue" and "Other Noncurrent Liabilities" in the consolidated financial statements.

      ACCOUNTING FOR INCOME TAXES. Convest records income taxes in accordance with SFAS 109, "Accounting for Income Taxes." SFAS 109 requires the balance sheet approach of income tax accounting whereby deferred income taxes are provided at the balance sheet date for the differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

      CONCENTRATION OF CREDIT RISK. Convest's oil and gas production revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects Convest's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. Convest has not experienced significant credit losses on receivables from such sales.

      RISK MANAGEMENT/HEDGING ACTIVITIES. Convest from time to time engages in commodity hedging activities to minimize the risk of market fluctuations associated with the price of crude oil and natural gas production. The hedging objectives include assurance of stable and known cash flows and fixed favorable prices. The hedges are effected through the purchase and sale of futures contracts on the New York Mercantile Exchange ("NYMEX") and over the counter price swap agreements. The credit risk of futures contracts is limited due to the daily cash settlement of the net change in the value of open contracts and because of certain NYMEX procedures. Gains or losses on Convest's hedging agreements are deferred and recognized when the hedged transaction occurs, and are recorded as oil and gas sales revenue.

(2)   DISCONTINUED OPERATIONS

      SALE OF GAS MARKETING OPERATIONS. From 1990 until December 1996, Edisto conducted natural gas marketing operations through Energy Source. On December 10, 1996, Energy Source sold substantially all of the assets of its gas marketing operations to subsidiaries of Pacific Gas Transmission Company ("PGT"), a subsidiary of Pacific Gas and Electric Company (NYSE "PGE"). The sales price was $23.3 million in cash, plus the working capital of Energy Source at July 31, 1996 (approximately $20.0 million). The sales price, however, is subject to adjustment after the closing by the adjusted consolidated net income or loss of Energy Source from August 1, 1996 to November 30, 1996. The Company and PGT have not yet finalized the purchase price adjustment. Under the Purchase Agreement, Edisto also retained certain assets and liabilities of Energy Source which are explained in more detail below. In connection with this sale, Edisto recognized a gain of approximately $15.3 million, net of approximately $700,000 of income tax.

      With certain exceptions, PGT assumed substantially all of the liabilities of Energy Source as of November 30, 1996, the effective date of the sale. The assumed liabilities included all existing leases for office space being used by Energy Source.

      As a condition to the sale, Edisto retained the rights and liabilities associated with the gas purchase and supply contracts with three of Energy Source's Canadian trading partners, each of whom defaulted under their contracts and sought protection under Canadian bankruptcy laws. Edisto also retained as assets approximately 1.2 Bcf of natural gas in storage which the storage operator failed to deliver. Edisto is pursuing its claims in each of these matters.

      Pursuant to the Purchase Agreement, Edisto also retained the liabilities and counterclaims against PanEnergy Corporation and Panhandle Eastern Pipe Line Company under a lawsuit in the District Court of Harris County, Texas. This lawsuit is described in Note 12--"Commitments and Contingencies" herein.

      Separate from the lawsuit with PanEnergy, Edisto retained as an asset all rights to receive a refund from PanEnergy of approximately $1.0 million under a proposed settlement of certain rate cases pending before the Federal Energy Regulatory Commission. The proposed settlement has been reflected on the Consolidated Balance Sheet as of December 31, 1996 and is included in "Accounts Receivable." This settlement relates to rates that Energy Source was charged for transportation during 1991 and 1992 by PanEnergy. The settlement proceeds are scheduled to be paid to Edisto by the end of the second quarter of 1997.

      SEE Note 4--"Consolidating Balance Sheets" for consolidating balance sheets of Edisto and its consolidated subsidiary, Convest, at December 31, 1996, which set forth the remaining assets and liabilities of Edisto at such date.

      Gross revenues from the gas marketing operations for the years ended December 31, 1996, 1995 and 1994 were $847.0 million, $418.8 million and $249.4 million, respectively. Net assets of the discontinued gas marketing operations at December 31, 1995 consisted of the following:

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

             NET ASSETS OF DISCONTINUED GAS MARKETING OPERATIONS
                                (IN THOUSANDS)

                                                                     Year Ended
                                                                    December 31,
                                                                       1995
                                                                     --------
Cash and cash equivalents ....................................       $ 13,858
Accounts receivable ..........................................         71,041
Net assets from price risk
  management activities ......................................          9,267
Accounts payable .............................................        (73,797)
Property and equipment, net ..................................          1,281
Other assets .................................................          8,717
Other liabilities ............................................         (6,388)
                                                                     --------
                                                                     $ 23,979
                                                                     ========

      GAS TRANSMISSION OPERATIONS/SALE OF PIPELINE. Edisto conducted gas transmission activities from July 1990 through the execution of a definitive agreement in February 1994 for the sale of the Company's 218-mile Missouri intrastate natural gas pipeline to UtiliCorp United Inc. The sale was subject to regulatory approval and was closed in January 1995. The Company continued to operate the pipeline from the date of the definitive agreement until the close of the sale, and reported assets, liabilities and results of operations as discontinued operations.

      The gross sales price, including adjustments for net working capital and capital expenditures, was $78.1 million in cash. $45.6 million of the proceeds was used to pay outstanding debt, including interest and prepayment penalties, to three lenders. Edisto recorded a gain on the sale of the pipeline of approximately $2.6 million in the first quarter of 1995.

      Gross revenues from transmission operations for the twelve months ended December 31, 1994 were $11.4 million. For the same period, the Company reported a net loss of $.5 million for transmission operations under discontinued operations.

      MANUFACTURING OPERATIONS/SALE OF MINT SUBSIDIARIES. From 1990 until March 1994, Edisto's 80% subsidiary, Multiflex International, Inc. (now called MINT Holding Company ["MINT"]), manufactured subsea umbilical connections used in the offshore oil and gas industry. In March 1994, MINT sold the stock of its operating subsidiaries to Oceaneering International, Inc. for a purchase price of $12.6 million in cash. After the payment of approximately $3.6 million to third party lenders to retire debt of MINT and certain expenses associated with the sale, the net proceeds were approximately $9 million. Under the terms of the purchase agreement, MINT retained $9 million in cash for the one year indemnification period to settle any possible indemnification claims after the sale. After the indemnification period ended in March 1995 with no claims being made, MINT repaid $8.8 million of its outstanding debt owed to Edisto. Approximately $450,000 was left in MINT at such time to cover potential remaining liabilities of MINT. Edisto recognized a gain on the MINT sale of $3.8 million in March 1995.

(3)   ACQUISITIONS

CONVEST ENERGY CORPORATION

      On June 26, 1995, Edisto and Convest closed the purchase (the "Convest Transaction") by Convest of all of the capital stock of Edisto's oil and gas exploration and production subsidiary, Edisto E&P. Prior to the closing, Edisto owned approximately 31% of the outstanding Common Stock of Convest and had three representatives on Convest's Board of Directors. The consideration paid to Edisto in the Convest Transaction was 6,185,400 newly issued shares of Common Stock of Convest and $10,000 in cash. These newly issued shares, combined with Edisto's existing 31% interest in Convest, increased Edisto's interest in Convest to approximately 72% of the outstanding Common Stock of Convest. Upon the closing

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

of the Convest Transaction, the Convest Board of Directors was restructured so that affiliates of Edisto constituted a majority of Convest's Board of Directors. In April 1996, Edisto purchased an additional 92,000 shares of Convest Common Stock on the open market which increased its interest in Convest to 73%.

      Since Edisto acquired control of Convest through its 72% stock ownership and majority of the Convest Board, the Convest Transaction was accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Edisto E&P is considered the acquiring entity and Convest is considered the acquired entity. As a result, Edisto E&P's historical financial statements became the historical financial statements of Convest and the purchase price was allocated to the assets and liabilities of Convest based on their respective fair values at the acquisition date.

      Edisto accounted for the Convest Transaction using the purchase method of accounting. Edisto's Consolidated Statement of Operations for the year ended December 31, 1995 includes the results of operations for Convest as if Convest was consolidated beginning January 1, 1995. However, the share of the Convest loss attributable to the interest not owned by Edisto prior to the date of the Convest Transaction has been added back as a preacquisition loss in the accompanying Consolidated Statement of Operations for such period. Periods prior to January 1, 1995 have not been restated to include the Convest results of operations, and therefore are not comparable to the 1995 results of operations.

SENSOR PROPERTIES ACQUIRED BY CONVEST

      On May 1, 1995 and June 14, 1995, prior to the closing of the Convest Transaction, Edisto E&P and Convest acquired from Sensor Oil & Gas, Inc. ("Sensor") certain oil and gas properties located in Kansas, Oklahoma and Nebraska (the "Sensor Properties"). The aggregate purchase price was $7.4 million plus the assumption of approximately $250,000 of net liabilities primarily related to real estate taxes. Additionally, Edisto E&P and Convest incurred approximately $332,000 of aggregate transaction costs in connection with the purchase. Since Edisto E&P and Convest each acquired identical interests in the Sensor Properties, the purchase of such properties did not affect the purchase price of the Convest Transaction.

(4)   CONSOLIDATING BALANCE SHEETS

      Set forth below are the Consolidating Balance Sheets of Edisto and its consolidated subsidiary, Convest, at December 31, 1996.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                         CONSOLIDATING BALANCE SHEETS
                              DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                    CONSOLIDATED
                                  EDISTO (1)  CONVEST  ELIMINATIONS    EDISTO
                                  --------   --------    ---------    --------
ASSETS:
   Cash and cash equivalents .... $ 68,087   $  4,011    $    --      $ 72,098
   Margin deposits ..............     --          979         --           979
   Accounts receivable ..........    1,996      8,506         (667)      9,835
   Other current assets .........      259      1,288         --         1,547
                                  --------   --------    ---------    --------
      Total current assets ......   70,342     14,784         (667)     84,459
                                  --------   --------    ---------    --------
   Property and equipment, net ..       76     54,724         --        54,800
                                  --------   --------    ---------    --------
   Investment in Convest ........   32,288       --        (32,288)       --
                                  --------   --------    ---------    --------
   Other assets .................       24      2,704         (550)      2,178
                                  --------   --------    ---------    --------
                                  $102,730   $ 72,212    $ (33,505)   $141,437
                                  ========   ========    =========    ========
LIABILITIES AND EQUITY:
   Accounts payable ............. $  1,320   $  9,187    $    (667)   $  9,840
   Accrued liabilities and other     3,822      6,041         --         9,863
   Deferred revenue .............     --        2,113         --         2,113
                                  --------   --------    ---------    --------
      Total current liabilities .    5,142     17,341         (667)     21,816
                                  --------   --------    ---------    --------
   Long-term debt ...............     --        4,003         --         4,003
   Minority interest ............     --         --         10,850      10,850
   Other noncurrent liabilities .      315      7,730         --         8,045
                                  --------   --------    ---------    --------
      Total long-term liabilities      315     11,733       10,850      22,898
                                  --------   --------    ---------    --------
   Stockholders' equity .........   97,273     43,138      (43,688)     96,723
                                  --------   --------    ---------    --------
                                  $102,730   $ 72,212    $ (33,505)   $141,437
                                  ========   ========    =========    ========
----------------------
   (1) Includes Edisto and its wholly owned subsidiaries.

(5)   HEDGING ACTIVITIES

      As previously stated, Convest conducts its hedging activities through major financial institutions. Set forth below is the contract amount and term of all futures contracts held for price risk management purposes by Convest at December 31, 1996 and 1995:

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                           1996                      1995
                  ----------------------    -----------------------
                     OIL          GAS           OIL          GAS
                  --------    ----------    ----------   ----------
Quantity Sold     90 Mbbls    3,300 Mmcf     285 MBbls   8,220 MMcf
Maximum Term      9 Months     10 Months     11 Months    10 Months
Average Price      $22.50        $2.53        $17.23        $1.86

      At December 31, 1996, Convest had hedged approximately 10% and 27% of its projected 1997 oil and gas production, respectively. Convest will continue its hedging activities during 1997 in order to mitigate the volatility of its crude oil and natural gas prices. Gains and losses realized upon the settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. Convest's losses from hedging were $7.8 million and $421,000 during 1996 and 1995, respectively. The fair value of Convest's open positions at December 31, 1996 was $728,230. The fair value of the Company's hedges was based on the cost that would have been incurred to buy out those hedges in a loss position and the consideration that would have been received to terminate those hedges in a gain position. The cash margin required by the counterparts to Convest's hedging activities totaled $1.0 and $5.1 million as of December 31, 1996 and 1995, respectively, and are included in margin deposits.

(6)   RELATED PARTY TRANSACTIONS

      As described in Note 3 herein, Edisto and Convest consummated the Convest Transaction on June 26, 1995. As also described in Note 3, Edisto E&P and Convest purchased the Sensor Properties in May and June 1995.

      In the Convest Transaction, Edisto retained the tax benefits of the net operating loss carryforwards ("NOL's") of Edisto E&P. The tax benefits included a $3.3 million NOL usable for regular taxable income and a $3.6 million NOL usable for alternative minimum taxable income. Convest determined that the use of these NOLs would reduce Convest's taxes for 1995 by approximately $437,000. In addition, based on projections of Convest's future taxable income, Convest determined that the remaining NOLs of Edisto E&P would be a valuable asset that could be utilized by Convest in the future. Accordingly, Edisto allowed Convest to utilize the NOLs of Edisto E&P in consideration for the payment by Convest of $550,000.

      Since January 1995, Convest has had a gas marketing arrangement with Energy Source, Inc. ("Energy Source"), which until December 1996 was a wholly-owned subsidiary of Edisto. Under this arrangement, Energy Source markets a substantial portion of Convest's gas production and assumes certain related administrative functions. Energy Source marketed approximately 84% of Convest's 1996 gas production. During 1996, Convest received a minimum price of 98% of the index price for the applicable pipeline. Under the agreement, Energy Source takes title to the gas before reselling it, thereby creating an account receivable from Energy Source for the sold gas. At December 31, 1996, the account receivable from Energy Source was $3.6 million, which is included in "Accounts Receivable" on the Consolidated Balance Sheet. Convest sells such gas to Energy Source on open credit without requiring a letter of credit or other security.

      In December 1996, Energy Source was sold by Edisto to an unrelated third party. SEE Note 2--"Discontinued Operations" for a description of this transaction. In connection with the sale, Convest and Energy Source agreed to extend the gas marketing agreement to December 31, 1997 and to increase the minimum price from 98% to 100% of the index price for the applicable pipeline.

      Prior to the sale of Energy Source, Edisto had provided Convest with access to an AS400 computer system to run its accounting system and had provided MIS support. The monthly cost to Convest was approximately $12,555 per month. In connection with the sale of Energy Source, Edisto sold the AS400 computer system and its MIS personnel became employees of the purchaser of Energy Source. Since Convest continued to need an AS400 computer system to run its accounting system, the Energy Source purchaser agreed to provide Convest with access to the AS400 computer system and MIS support through December 31, 1997. The cost to Convest is $12,645 per month. This agreement may be terminated by Convest at any time after June 30, 1997 upon 90 days notice.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

      Edisto and Convest have a directors' and officers' fiduciary insurance policy that covers both companies. The annual insurance premium was allocated 68% to Edisto, for a cost of $204,000, based on the relative percentage that the total assets of Edisto bear to the total assets of both Edisto and Convest.

      Each of the affiliated party transactions described above was approved by either a special committee of the Convest Board, which was composed of outside directors with no affiliation to Edisto, or the unanimous consent of the Convest Board.

      Effective July 1, 1995, the Company and Convest agreed to share certain administrative costs to reduce the overall cost that would otherwise be incurred by each of them in the absence of such an arrangement. Under the arrangement, certain costs associated with shareholder communication services and certain administrative staff who perform duties on behalf of both entities are shared by Edisto and Convest based on their respective utilization. In addition, the salary of Michael Y. McGovern, who serves as the Chairman and Chief Executive Officer of Edisto and Convest is apportioned equally between the two entities. Edisto and Convest may enter into additional cost sharing arrangements in the future.

(7)   LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):

                                            December 31,    December 31,
                                              1996             1995
                                             ------           ------
      Convest Credit Agreement               $4,000           $19,175
      Capital leases                              -               175
      Other                                       3                 8
                                             ------            ------
      Total debt                              4,003            19,358
      Less current maturities                     -            (1,723)
                                             ------            ------
                                             $4,003           $17,635
                                             ======           =======

      CONVEST ENERGY CORPORATION CREDIT AGREEMENT

      On June 26, 1995, simultaneous with the closing of the Convest Transaction, Convest entered into an Amended and Restated Secured Revolving Credit Agreement (the "Agreement") with Bank One, Texas, N.A. ("Bank One"), and Compass Bank-Houston. This facility, which terminates January 1, 1999, combined the existing credit facilities of Convest and Edisto E&P. Bank One serves as agent bank of the Agreement. The Agreement is secured by a first lien on all of Convest's assets, including its oil and gas properties and gas plant. The borrowing base is redetermined semi-annually on May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. Interest on borrowings under the Agreement is computed at (i) the agent bank's prime lending rate (the "Base Rate") plus 3/4% or (ii) the London Inter Bank Offering Rate ("LIBOR") plus 2-3/4%. In addition, Convest pays a commitment fee equal to 1/2% on any commitment amount in excess of outstanding borrowings.

      The Agreement contains certain covenants regarding Convest's consolidated net worth and cash flow to debt service. In addition, the Agreement places certain limitations on Convest's ability to incur certain types of additional debt.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

      During December 1996, Convest was notified by its lending banks that its redetermined borrowing base was $19.2 million effective December 1, 1996 and will reduce by $1.0 million monthly beginning January 1, 1997 based on the lending banks estimate of production. As of December 31, 1996 and 1995, Convest had outstanding borrowing under its credit facility totaling $4.0 million and $19.2 million, respectively. In addition, Convest had an additional $200,000 of letters of credit outstanding at December 31, 1996, primarily related to performance bonds issued for oil and gas operations. As of December 31, 1996, all of Convest's outstanding borrowings were subject to Base Rate interest at an effective rate of 9% per annum.

(8)   COMMON STOCK AND STOCK OPTIONS

      The Company's Common Stock has a par value of $.01 per share. At December 31, 1996, there were 50,000,000 shares authorized, of which 13,930,052 shares were issued. Treasury stock held by the Company at such date was 52,214 shares.

      In December 1995, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Edisto's Common Stock. In the first quarter of 1996, the Company repurchased 28,500 shares. At March 14, 1997, the Company had 14,034,674 issued and outstanding shares of Common Stock.

      In 1993, the Company adopted the 1993 Stock Option Plan and the 1993 Director Stock Option Plan. The aggregate number of shares that may be issued under options granted under these plans is 1,200,000 shares for the 1993 Stock Option Plan and 150,000 shares for the 1993 Director Stock Option Plan. The following table summarizes the activity in options under the 1993 Stock Option Plan and the 1993 Director Stock Option Plan:

                                     1996                 1995               1994
                               -----------------  ------------------- ------------------
                                         WEIGHTED             WEIGHTED           WEIGHTED
                                         AVERAGE              AVERAGE            AVERAGE
                                         EXERCISE             EXERCISE           EXERCISE
                               SHARES     PRICE    SHARES      PRICE   SHARES     PRICE
                              --------    -----   --------    -----   --------    -----
Outstanding,
         Beginning of year     696,002    $6.38    397,806    $6.29    284,000    $9.75
         Granted ..........    138,890     8.88    339,067     6.27    391,806     6.23
         Exercised ........    (27,286)    6.39       --       --         --       --
         Canceled .........    (90,139)    6.18    (40,871)    6.24   (278,000)    9.75
                              --------            --------            --------
         End of year ......    717,467    $6.79    696,002    $6.38    397,806    $6.29
                              --------            --------            --------
Exercisable, end of year ..    595,133    $6.89    111,712    $6.92      2,000    $9.75
Weighted average fair value
   of options granted .....   $   1.73            $   1.53

      Edisto applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. In accordance with APB Opinion 25, no compensation expense has been recognized for stock options granted for the years 1996, 1995 and 1994. Had compensation costs for these plans been determined based on the fair value for awards under those plans, consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," Edisto's net income and earnings per share would have been as follows:

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                    (in thousands, except per share amounts)

                                                    1996             1995
                                                 ----------       ----------
Net Income/(Loss)
      As Reported ....................           $   20,154          ($6,597)
      Pro Forma ......................               19,171           (7,132)

Earnings Per Share
      As Reported ....................           $     1.49         $  (0.51)
      Pro Forma ......................           $     1.42         $  (0.55)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 5.49% and 5.85%; expected lives of one year and two years; expected volatility of 43.51% and 34.87%. No dividends are expected. The pro forma amounts above include approximately $700,000 and $25,000 of compensation expense for 1996 and 1995, respectively, which relate to Convest's stock option plan, had grants related to Convest's plan been recorded at fair value.

      574,351 of the 717,467 options outstanding at December 31, 1996 have exercise prices between $6.00 and $6.75 with a weighted average exercise price of $6.22. 455,017 of these options are exercisable. The remaining 143,116 option have exercise prices between $7.33 and $10.69 with a weighted average exercise price of $9.08. 128,116 of these options are exercisable; their weighted average exercise price is $9.25. As a result of the sale of the gas marketing operations, completed on December 10, 1996, virtually all options, other than those held by Directors of the Company and the Chairman of the Company, vested upon closing of the sale and have a remaining contractual life of one year.

(9)   PROPERTY SALES

1996 ASSET SALES

      In April 1996, Edisto sold its 11% interest in the Zarat Permit offshore of Tunisia for $1.4 million which resulted in a gain of approximately $0.3 million. This was Edisto's last remaining international oil and gas property.

      In mid-January 1996, Convest completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million, which resulted in a gain of approximately $620,000. In addition, Convest sold several other nonstrategic oil and gas properties during 1996 for aggregate sale proceeds of approximately $991,000 which resulted in a gain of approximately $619,000.

1994 ASSET SALES

      During 1994, Edisto E&P sold its interest in two areas of its Gulf Coast oil and gas properties. The sales price for the combined properties was approximately $9.4 million, and the net gain on the sales was approximately $4.7 million. The properties sold were estimated to have reserves of approximately 8 Bcf, one-half of which were undeveloped and would have required significant capital resources to develop for production. The amount of assets sold did not exceed 10% of the total assets of the Company so the pro forma effect of these sales is not presented.

10)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Changes in the assumptions or estimation methodologies may have a material effect on these estimated fair values.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

CASH AND CASH EQUIVALENTS

      The fair value approximates carrying value because of the short maturity of these investments.

BANK DEBT

      The fair value approximates carrying value based on floating interest rates associated with such debt or on recent negotiations with lending institutions.

HEDGING

      SEE Note 5--"Hedging Activities" herein for a description of Convest's hedging activities.

OTHER

      The carrying amount approximates fair value based on the short maturity of these instruments.

(11)  INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS 109 which requires that deferred tax assets and liabilities be recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rate expected to be in effect when the taxes are actually paid.

      The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consists of the following (in thousands):


                                        YEAR ENDED
                          --------------------------------------
                          DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                              1996        1995         1994
                          ------------ ------------  -----------
Current
  Federal                 $       142  $       347   $         -
  State                           245          259           147
                          -----------  -----------   -----------

Income tax provision      $       387  $       606   $       147
                          ===========  ===========   ===========

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

      A reconciliation of the Company's effective tax rate to the statutory tax rate follows:

                                        Year Ended   Year Ended    Year Ended
                                       December 31,  December 31,  December 31,
                                          1996        1995           1994
                                          ----        ----           ----
Federal statutory rate .................    34%        (34)%           34%
Foreign tax provision ..................   --          --             --
State tax provision ....................     4          10              2
Utilization of net deferred tax asset ..   (34)        --             (34)
Tax benefit reserved ...................   --           34            --
Federal alternative minimum tax ........     2          14            --
                                           ---         ---            ---

Effective rate .........................     6%         24%             2%
                                           ===         ===            ===

         Temporary differences and carryforwards, which give rise to deferred income tax assets and liabilities, consist of the following (in thousands):

                                                             December 31,
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
         Deferred tax liabilities ..............       $   (127)       $   --

         Deferred tax assets:
           Net operating loss carryforwards ....         36,396          49,304
           Tax credit carryforwards ............            410            --
           Property and equipment differences ..            724           2,008
           Abandonment reserves ................           --             1,456
           Other ...............................          1,013           2,618
                                                       --------        --------
                  Total ........................         38,543          55,386
         Valuation Allowance ...................        (38,416)        (55,386)
                                                       --------        --------

         Net deferred tax asset (liability) ....       $   --          $   --
                                                       ========        ========

      At December 31, 1996 and 1995, the Company recognized valuation allowances for the net deferred tax assets including net operating loss carryforwards for which the Company believes it is more likely than not that the assets are not realizable.

      At December 31, 1996, the Company had consolidated net operating loss carryforwards of approximately $137 million for regular tax purposes and $96 million for alternative minimum tax reporting purposes. These carryforwards expire (if not utilized) in the years 2005 to 2010.

      Due to a change of more than 50% of ownership in the Company that occurred on the effective date of the Plan of Reorganization, the Company's ability to utilize its existing net operating losses to offset future taxable income became significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will be able to utilize approximately $6.1 million of its net operating loss carryforwards each year for the next 15 years. To the extent gains are recognized subsequent to the reorganization, which constitute built-in gains within the meaning of Section 382(h) of the Code, the annual limitation may be increased to the extent of a portion or all of such gains recognized.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(12)  COMMITMENTS AND CONTINGENCIES

      LITIGATION

      BRUCE W. MCCONKEY, ET AL V. JAMES R. MCNAB, JR., ET AL. (Cause No. 93-002587 in the 125th District Court of Harris County, Texas). In January 1993, Bruce W. McConkey and two other shareholders of MINT, who collectively hold 20% of the outstanding MINT common stock, filed a lawsuit against Edisto, MINT and certain of its former directors who were former officers of Edisto. The lawsuit, among other things, (i) alleges that MINT constructively terminated Mr. McConkey's employment as the President and CEO of MINT, thereby breaching his employment agreement; (ii) alleges that certain directors of MINT breached their fiduciary duties to the plaintiffs, in their capacity as minority shareholders, and (iii) asserts derivative claims on behalf of MINT against certain directors for alleged mismanagement of MINT. The plaintiffs seek actual damages in an unspecified amount, punitive damages and attorney's fees. In October 1996, the trial court granted an interlocutory summary judgment in favor of Edisto, MINT and the individual defendants on all claims other than the claim against MINT that it constructively terminated Mr. McConkey's employment. Based on developments of the case to date, the Company's management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's consolidated financial position.

      PANHANDLE EASTERN PIPE LINE COMPANY V. ENERGY SOURCE, INC. (Cause No. 96-60925 in the 152nd District Court of Harris County, Texas). The lawsuit, which was filed in December 1996, relates to (i) a contract dispute involving approximately $1.5 million in disputed Annual Revenue Amount and other charges which PanEnergy and Panhandle Eastern claim are owed by Energy Source under two gas transportation agreements between the companies, (ii) a claim by Energy Source that PanEnergy over billed Energy Source by approximately $1.0 million for services under such transportation contracts which PanEnergy has refused to refund, (iii) $216,000 in gas balancing penalties paid by Energy Source under protest for which Edisto is seeking a refund, (iv) a claim by Energy Source under Texas antitrust laws that PanEnergy exerted unlawful monopoly power and engaged in anticompetitive conduct to the detriment of Energy Source, and (v) a claim by Energy Source that PanEnergy tortiously interfered with a prospective contractual relationship between Energy Source and its largest customer at that time. Edisto believes that it has meritorious defenses to PanEnergy's claims and plans to vigorously assert such defenses and its counterclaims against PanEnergy in the lawsuit. Based on developments of the case to date, the Company's management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's consolidated financial position.

      POTENTIAL RETAINED LIABILITIES FROM SALE OF GAS MARKETING OPERATIONS. As a condition to the sale of the natural gas marketing operations in December 1996, Edisto retained the rights and liabilities associated with the gas purchase and supply contracts with three of Energy Source's Canadian trading partners. Each of these trading partners defaulted under their contracts and sought protection under Canadian bankruptcy laws. Edisto is pursuing its claims in these matters.

LEASE COMMITMENTS

      Minimum future payments under operating leases are $275,000 during 1997, $21,000 during 1998, $10,000 during 1999, $4,000 during 2000 and zero thereafter.

(13)  RESTRUCTURING ITEMS

      Restructuring expense in 1994 includes the costs of the Company's implementation of a restructuring and consolidation plan. Thirty-one (31) employees who were involved primarily in corporate administration and exploration and production operations in the Dallas office were laid off as part of the Company's restructuring and its associated move to Houston, Texas. Pursuant to this plan, Edisto recorded the following restructuring expenses at December 31, 1994 (in thousands):

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


            Consolidation of office space requirements      $1,821
            Reduction in workforce                             863
                                                            ------
                                                            $2,684

      The liability remaining under the Company's restructuring plan as of December 31, 1996 and 1995, relates to the consolidation of the Company's office lease requirements. As of December 31, 1996 and 1995, the Company had made payments totaling $1.9 million and $1.5 million associated with its restructuring plan, respectively. These payments were applied to the total restructuring liability of $2.7 million. The current portion of the restructuring liability was $538,000 and $619,000 as of December 31, 1996 and 1995, respectively. The current portion of the restructuring liability is included in "Accrued Liabilities and Other" and the long-term portion is included in "Other Noncurrent Liabilities."

(14)  EMPLOYEE BENEFITS

      Edisto has an Employee Profit Sharing Retirement Plan and Trust which is available to all full-time employees of Edisto and certain of its affiliates. Under the terms of the Plan, an employee may contribute up to a maximum of 15% of their pre-tax annual compensation and Edisto will make matching contributions to the account of the participant equal to 6% of the participant's annual compensation up to a maximum limit of $1,864 per year. In addition, the Board of Directors of Edisto may determine, on a year-by-year basis, to contribute an additional amount which would be allocated to participating employees based on their relative compensation. During 1996, Edisto made matching contributions of $117,377 and additional contributions of $159,235. During 1995, Edisto made matching contributions of $103,625 and additional contributions of $140,016. During 1994, Edisto made matching contributions of $147,545 and additional contributions of $226,744.

      In connection with the sale of the gas marketing operations on December 10, 1996 (SEE Note 2--"Discontinued Operations"), all of the employees of Edisto, other than the Chairman of Edisto, became employees of the purchaser. Since Edisto no longer has any active employees, the Edisto Board of Directors on December 31, 1996 approved terminating the Plan. This termination is expected to occur by the end of 1997.

      During 1995, Convest maintained a plan qualified under Section 401(k) of the Internal Revenue Code (the "Plan"). All qualified employees of Convest were entitled to participate in the Plan upon completion of twelve months of service. Effective, January 1, 1994, a participant could contribute up to 15% of their compensation to the Plan on a pre-tax basis and Convest contributed matching contributions to the account of the participant equal to 75% of the participant's contribution, not to exceed 4.5% of the participant's compensation. Contributions by Convest vested over five years of service at a rate of 20% per year. During 1995, Convest made matching contributions of approximately $70,000 in accordance with the Plan.

      During December 1995, Convest amended and restated the Plan effective January 1, 1996. Under the amended Plan, all qualified employees of Convest are entitled to participate, regardless of time of service with Convest; however, a new entrant to the Plan may only do so on January 1 and July 1. Under the terms of the Plan, an employee may contribute up to a maximum of 15% of their pre-tax annual compensation and Convest will make matching contributions to the account of the participant equal to 6% of the participant's annual compensation up to a maximum limit of $1,864 per year. In addition, the Board of Directors may determine, on a year-by-year basis, to contribute an additional amount which would be allocated to participating employees based on their relative compensation. During 1996, Convest made matching contributions of $178,000.

                        EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(15)  CONVEST OIL AND GAS RESERVES INFORMATION (UNAUDITED)

      The provisions of Statement of Financial Accounting Standards No. 69 require the disclosure of the following information relative to Convest's oil and gas reserves and producing activities.

                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                      1996            1995           1994
                                                                 ---------------  -------------  ------------
                                                                                (In Thousands)
CAPITALIZED COSTS RELATING TO OIL AND GAS
  PRODUCING ACTIVITIES
Proved oil and gas properties                                    $       114,063  $    110,373   $     66,617
Unproved oil and gas properties                                            3,244         3,828            997
                                                                 ---------------  -------------  ------------
                                                                         117,307       114,201         67,614

Accumulated depreciation, depletion and amortization                     (62,847)      (50,144)       (29,289)
                                                                 ---------------  ------------   ------------
Net capitalized costs                                            $        54,460  $     64,057   $     38,325
                                                                 ===============  =============  ============
COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
  EXPLORATION AND DEVELOPMENT ACTIVITIES
Acquisition of producing properties and leasehold costs:
    Proved                                                       $           163  $      3,069   $         15
    Unproved                                                                   -             -             17
Reverse Acquisition of Convest                                                 -        40,935              -
Exploratory drilling costs                                                 3,907             -            210
Development drilling costs                                                 9,249         6,406          3,812
                                                                ---------------- -------------  -------------
                                                                 $        13,319  $     50,410   $      4,054
                                                                 ===============  =============  ============

UNAUDITED RESERVE QUANTITY INFORMATION

      The following table sets forth the estimates of Convest's share of net quantities of proved reserves of oil and gas and a reconciliation of the changes in such quantities, developed or audited by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Convest emphasizes that reserve quantity estimates are inherently imprecise. Accordingly, these estimates are expected to change as future information becomes available. Changes in reserve quantities or prices and costs in future reserve estimates could have a significant effect on future depreciation, depletion and amortization or impairments of oil and gas properties. All reserves are located in the United States.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            OIL AND     NATURAL
                                                           CONDENSATE     GAS
                                                            (MBBLS)      (MMCF)
                                                            ------      -------
Proved reserves, December 31, 1993 ....................      1,012       59,340
    Revisions of previous estimates ...................        220       10,134
    Sales of minerals in place ........................        (11)      (7,236)
    Extensions, discoveries and other additions .......       --           --
    Production ........................................       (584)     (19,295)
                                                            ------      -------
Proved reserves, December 31, 1994 ....................        637       42,943
    Revision of previous estimates ....................        872       (5,797)
    Sale of minerals in place .........................        (50)        (133)
    Reverse acquisition of Convest.....................      5,474       17,509
    Acquisition of Sensor Properties (a) ..............        756          172
    Extensions, discoveries and other additions .......        140        3,820
    Production ........................................     (1,306)     (17,968)
                                                            ------      -------
Proved reserves, December 31, 1995 ....................      6,523       40,546
    Revisions of previous estimates ...................        889        5,757
    Sales of minerals in place ........................       (341)      (2,105)
    Extensions, discoveries and other additions .......        296        6,546
    Production ........................................     (1,023)     (13,162)
                                                            ------      -------
Proved reserves, December 31, 1996 ....................      6,344       37,582
                                                            ======      =======
Proved developed reserves:
    December 31, 1993 .................................        949       49,111
    December 31, 1994 .................................        607       42,540
    December 31, 1995 .................................      5,818       39,231
    December 31, 1996 .................................      5,493       35,075
--------------------
(a) Reserve additions associated with the Sensor Properties acquisition represents only the reserves associated with Edisto E&P's interest as Convest's interest in the Sensor Properties was considered to have been acquired by Edisto E&P in the Edisto Transaction.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

UNAUDITED STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
  AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

      The following table presents the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves pursuant to Securities and Exchange Commission Regulation S-X, Rule 4-10 and Statement of Financial Accounting Standards No. 69. In computing this data, assumptions other than those required by the Securities and Exchange Commission and the Financial Accounting Standards Board could produce different results. Accordingly, the data may not be construed as representative of the fair market value of Convest's proved oil and gas reserves.

      Future cash flow estimates were derived by applying year-end prices and costs to estimated future production. Convest's gas production is either sold at fixed prices contracted for with given purchasers or at prevailing spot market prices. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves, based on year-end costs and continued existing economic conditions. The standardized measure of discounted future net cash flows represents the present value of estimated future net cash flows, discounted at a rate of 10% per year.

      Numerous uncertainties are inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. Future prices received for such production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. Convest emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material.

                         EDISTO RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                   AT DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                       1996                1995              1994
                                                                                     ---------          ---------          --------
                                                                                                    (In Thousands)
Future cash inflows ........................................................         $ 310,591          $ 214,687          $ 79,331
Future production and development costs ....................................          (117,030)          (116,343)          (48,733)
Future income taxes ........................................................           (33,366)            (2,925)             --
                                                                                     ---------          ---------          --------
Future net cash flows ......................................................           160,195             95,419            30,598
10% annual discount for estimated timing of cash flows .....................           (38,841)           (23,452)           (3,143)
                                                                                     ---------          ---------          --------
Standardized measure of discounted future net cash flows ...................         $ 121,354          $  71,967          $ 27,455
                                                                                     =========          =========          ========
Beginning of period ........................................................         $  71,967          $  27,455          $ 75,020
   Changes resulting from:
      Sales of oil and gas produced, net of production costs ...............           (32,360)           (32,763)          (34,559)
      Net changes in prices and production costs ...........................            55,216              9,443           (26,666)
      Extensions and discoveries, less related costs .......................            23,442              8,601              --
      Reverse acquisition of Convest........................................              --               53,102              --
      Acquisition of Sensor Properties (a) .................................              --                4,838              --
      Sales of reserves in place ...........................................            (4,091)              (519)           (8,434)
      Revisions of previous quantity estimates .............................            23,015               (622)            9,809
      Accretion of discount ................................................             7,197              2,746             7,502
      Changes in future development costs ..................................               (24)             1,905             3,379
      Net change in income taxes ...........................................           (22,181)            (2,509)             --
      Changes in timing and other ..........................................              (827)               290             1,404
                                                                                     ---------          ---------          --------
End of period ..............................................................         $ 121,354          $  71,967          $ 27,455
                                                                                     =========          =========          ========

                                                                                                        AT DECEMBER 31,
                                                                                     ----------------------------------------------

AVERAGE PRICES                                                                          1996               1995               1994
--------------                                                                       ---------          ---------          ---------
   Oil (per Bbl)...........................................................          $   26.01          $   19.48          $  14.67
   Gas (per Mcf)...........................................................          $    3.87          $    2.16          $   1.63
-----------------------

(a) Discounted future net revenues associated with the Sensor Properties acquisition represents only the discounted future net revenues associated with Edisto E&P's interest as Convest's interest in the Sensor Properties was considered to have been acquired by Edisto E&P in the Edisto Transaction.

         Subsequent to the reserve valuation date of December 31, 1996, prices for oil and natural gas have decreased substantially. The average prices received for February 1997 were $20.75 per barrel and $2.85 per Mcf. Prices have continued to decline since then so the Company expects that the prices it will receive in March 1997 will be lower than in the prior month. This decrease in prices would have had an effect on the Standardized Measure of Discounted Cash Flows of the Company's proved reserves at January 1, 1997.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(16)     SELECTED QUARTERLY DATA (UNAUDITED)

         The following tables set forth certain quarterly results of operations of Edisto (in thousands, except per share data):

                                                                   First       Second         Third         Fourth          Year to
                                                                 Quarter       Quarter       Quarter        Quarter           Date
                                                                   1996         1996           1996           1996            1996
                                                                 -------       -------        -------        -------        -------
Revenues .................................................       $11,520        10,513         11,601         13,588         47,222
Operating income (loss) ..................................       $ 1,013          (401)         1,003          3,048          4,663
Income (loss) from continuing operations .................       $ 1,344           127            464          3,668          5,603
Income (loss) from discontinued gas marketing
  and trading operations .................................       $ 2,759        (1,287)        (2,170)           (63)          (761)
Gain from discontinued gas marketing operations ..........       $  --            --             --           15,312         15,312
Net income (loss) ........................................       $ 4,103        (1,160)        (1,706)        18,917         20,154
Net income (loss) per common share:
  Continuing operations ..................................       $   .11           .01            .03            .26            .41
  Discontinued operations ................................       $   .21          (.10)          (.15)          1.10           1.08
Net income (loss) per common share .......................       $   .32          (.09)          (.12)          1.36           1.49

Weighted average common shares outstanding ...............        12,934        13,440         13,846         13,856         13,496

                                                                     First         Second        Third        Fourth         Year to
                                                                    Quarter        Quarter      Quarter       Quarter         Date
                                                                     1995           1995          1995         1995           1995
                                                                   --------       -------       -------       -------       -------
Revenues ....................................................      $ 13,221        13,323        11,786        13,120        51,450
Operating income (loss) .....................................      $    (26)         (642)          223        (4,514)       (4,959)
Income (loss) from continuing operations ....................      $    (61)         (328)         (349)       (2,436)       (3,174)
Income (loss) from discontinued gas marketing and
   trading operations .......................................      $ (2,068)        1,033          (106)       (8,663)       (9,804)
Gain from discontinued transmission operations ..............      $  2,557          --            --            --           2,557
Gain from discontinued manufacturing operations .............      $  3,824          --            --            --           3,824
Net income (loss) ...........................................      $  4,252           705          (455)      (11,099)       (6,597)
Net income (loss) per common share:
  Continuing operations .....................................      $   --            (.03)         (.03)         (.19)         (.25)
  Discontinued operations ...................................      $    .33           .08          (.01)         (.66)         (.26)
Net income (loss) per common share ..........................      $    .33           .05          (.04)         (.85)         (.51)

Weighted average common shares outstanding ..................        12,966        12,966        12,954        12,954        12,954

                                                                      SCHEDULE I
                  EDISTO RESOURCES CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,
                                                        --------------------
                                                          1996        1995
                                                        --------    --------
Current assets:
     Cash and cash equivalents ......................   $ 67,626    $ 18,318
     Accounts receivable ............................      4,800          69
     Notes receivable from affiliates ...............       --         9,502
     Other ..........................................        380         237
                                                        --------    --------
         Total current assets .......................     72,806      28,126
                                                        --------    --------
Property and equipment
     Other ..........................................       --         1,395
     Less accumulated depreciation ..................       --          (823)
                                                        --------    --------
                                                            --           572
                                                        --------    --------
Investment in subsidiaries ..........................     25,842      41,327
                                                        --------    --------
         Total assets ...............................   $ 98,648    $ 70,025
                                                        ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt ...........   $   --      $     96
     Accounts payable ...............................        947       1,130
     Accrued liabilities and other ..................        738         619
                                                        --------    --------
                                                           1,685       1,845
                                                        --------    --------
Long-term liabilities:
     Long-term debt, net of current maturities ......       --            80
     Other noncurrent liabilities ...................        240         572
                                                        --------    --------
                                                             240         652
                                                        --------    --------
Stockholders' equity:
     Common stock ...................................        139         130
     Additional paid-in capital .....................     70,675      61,528
     Retained earnings ..............................     26,308       6,154
     Foreign currency translation ...................        (37)        (95)
     Treasury stock .................................       (362)       (189)
                                                        --------    --------
         Total stockholders' equity .................     96,723      67,528
                                                        --------    --------
                                                        $ 98,648    $ 70,025
                                                        ========    ========

             See "Notes to Consolidated Financial Statements" of the
               Edisto Resources Corporation Consolidated Financial
                       Statements included in this report.

                                                                      SCHEDULE I
                                                                     (Continued)

                  EDISTO RESOURCES CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              Year           Year          Year
                                                              Ended          Ended         Ended
                                                            December 31,  December 31,  December 31,
                                                               1996           1995          1994
                                                             --------       --------       --------
Costs and expenses:
   General and administrative .........................      $  1,584       $  3,628       $    363
   Depreciation and amortization ......................            66            314          2,508
                                                             --------       --------       --------
                                                                1,650          3,942          2,871
                                                             --------       --------       --------
   Operating loss .....................................        (1,650)        (3,942)        (2,871)
                                                             --------       --------       --------
Other income (expense):
   Interest income ....................................         1,253          1,197            420
   Minority interest ..................................        (2,190)           726           --
   Other ..............................................           407          1,119           (361)
                                                             --------       --------       --------
                                                                 (530)         3,042             59
                                                             --------       --------       --------
Income (loss) before equity in income
    (loss) of subsidiaries ............................        (2,180)          (900)        (2,812)
                                                             --------       --------       --------
Equity in income (loss) of subsidiaries:
   Convest ............................................         8,070         (1,125)        11,366
   MINT ...............................................            20            135            339
   Tunisia ............................................           342           (599)          --
   Edisto Gas Storage .................................          (425)           (83)          (132)
                                                             --------       --------       --------
                                                                8,007         (1,672)        11,573
                                                             --------       --------       --------
Income (loss) before income taxes .....................         5,827         (2,572)         8,761
   Income tax provision ...............................          (224)          (602)           (26)
                                                             --------       --------       --------
   Income (loss) from continuing operations ...........         5,603         (3,174)         8,735

Discontinued operations:
   Loss from gas marketing and trading operations .....          (761)        (9,804)        (1,083)
   Loss from transmission operations ..................          --             --             (501)
   Gain on sale of gas marketing and trading operations        15,312           --             --
   Gain on sale of transmission operations ............          --            2,557           --
   Gain on sale of manufacturing operations ...........          --            3,824           --
                                                             --------       --------       --------
Net income (loss) .....................................      $ 20,154       $ (6,597)      $  7,151
                                                             ========       ========       ========

             See "Notes to Consolidated Financial Statements" of the
               Edisto Resources Corporation Consolidated Financial
                       Statements included in this report.

                                                                      SCHEDULE I
                                                                     (Continued)
                  EDISTO RESOURCES CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Year            Year          Year
                                                                Ended           Ended        Ended
                                                              December 31,  December 31,   December 31,
                                                                 1996           1995          1994
                                                               --------       --------       -------
Cash flows from operating activities:
     Net income (loss) ..................................      $ 20,154       $ (6,597)      $ 7,151
     Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
         Depreciation and amortization ..................            66            314          --
         Gain on sales of assets and investments ........       (15,312)        (6,381)         --
         Equity in (income) loss of subsidiaries ........        (7,246)        11,476        (9,989)
         Restructuring expense ..........................          --             --           2,508
         Amortization of goodwill .......................          --             --             206
         Minority interest ..............................         2,190           (726)          (69)
         Other ..........................................          --               14           100
     Changes in assets and liabilities affecting
        operating activities:
         Accounts receivable ............................        (4,225)          (984)        4,351
         Accounts payable ...............................          (396)        (1,075)          431
                                                               --------       --------       -------
     Net cash provided (used) by operations .............        (4,769)        (3,959)        4,689

Cash flows from investing activities:
     Proceeds from sales of property, equipment,
         investments and other assets ...................          --              244          --
     (Advances to) payments from affiliates .............         3,134          9,302          (973)
     Acquisition of Enex ................................          --             --            (686)
     Dividends from (contributions to) subsidiaries .....        43,293         20,386        (3,137)
     Acquisition of Convest .............................          (419)        (7,230)         --
     Other ..............................................          (796)          (473)         --
                                                               --------       --------       -------
         Net cash provided (used) by investing activities        45,212         22,229        (4,796)
                                                               --------       --------       -------
Cash flows from financing activities:
     Stock issue on exercise of warrants and options ....         9,156           --            --
     Repurchase of common shares ........................          (173)          --            --
     Payments of long-term capital leases ...............          (176)          (114)         --
     Foreign currency translation .......................            58             57            38
                                                               --------       --------       -------
     Net cash provided (used) by financing activities ...         8,865            (57)           38
Net increase (decrease) in cash and
  cash equivalents ......................................        49,308         18,213           (69)

Cash and cash equivalents, at beginning of period .......        18,318            105           174
                                                               --------       --------       -------
Cash and cash equivalents, at end of period .............      $ 67,626       $ 18,318       $   105
                                                               ========       ========       =======

             See "Notes to Consolidated Financial Statements" of the
               Edisto Resources Corporation Consolidated Financial
                       Statements included in this report.

                                                                     SCHEDULE II

                          EDISTO RESOURCES CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              BALANCE AT   CHARGED TO                   BALANCE
                                               BEGINNING   COSTS AND      OTHER         AT END
                                               OF PERIOD    EXPENSES     CHANGES (1)   OF PERIOD
                                                ------      -------       -------       ------
Year ended
DECEMBER 31, 1996 Reserves and allowances:
     Accounts receivable .................      $1,483      $   768       $  (162) $     2,089
     Inventory ...........................        --          2,127          --          2,127
                                                ------      -------       -------       ------
                                                $1,483      $ 2,895       $  (162)      $4,216
                                                ======      =======       =======       ======
Year ended
DECEMBER 31, 1995 Reserves and allowances:
     Accounts receivable .................      $1,345      $   163       $   (25)      $1,483
                                                ======      =======       =======       ======
Year ended
DECEMBER 31, 1994 Reserves and allowances:
     Accounts receivable .................      $3,031      $  --         $(1,686)      $1,345
     Other ...............................         120         --            (120)        --
                                                ------      -------       -------       ------
                                                $3,151      $  --         $(1,806)      $1,345
                                                ======      =======       =======       ======

---------------
(1)  Primarily reflects write-offs of amounts expensed in previous periods.