Form 10-K/A
period 1996-12-31
EDISTO RESOURCES CORP
filed 1997-04-30
CIK 857102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________  to _____________

                         Commission file number 1-10376

                          EDISTO RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                     54-0883077
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                2401 Fountain View Drive, Suite 700
                           Houston, Texas                77057
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [_]

         At March 14, 1997, there were 14,034,674 outstanding shares of Common Stock, and the aggregate value of the voting stock held by nonaffiliates was approximately $68.1 million.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table identifies the directors and executive officers of the Company:

                                                                    Director or
        Name                  Age         Position(s) (1)          Officer Since
        ----                  ---         ---------------          -------------
Michael Y. McGovern            45    Chairman of the Board and      July 1993
                                     Chief Executive Officer
Timothy J. Andrews (2)(3)      37    Director                       June 1993
John Graham(2)(3)              58    Director                       June 1993
Vernon T. Jones, Sr. (2)(3)    67    Director                       June 1993
Leonard B. Rosenberg (2)(3)    69    Director                       May 1994
Steven G. Ives                 34    Vice President, Controller     January 1997
                                     and Chief Accounting Officer
---------------------------------------

(1) Directors of the Company are elected annually at the annual meeting of stockholders and serve until their successor is elected and qualified. The executive officers of the Company are elected annually by, and serve at the pleasure of, the Board of Directors for one year or until their successors are elected and qualified.

(2) Member of the Audit Committee of the Board of Directors of which Mr. Graham is the Chairman.

(3) Member of the Compensation Committee of the Board of Directors of which Mr. Jones is the Chairman.


         Set forth below is a brief description of the business experience of the directors and executive officers of the Company.

DIRECTORS

         MICHAEL Y. MCGOVERN has been Chairman of the Board and Chief Executive Officer of the Company since July 1, 1993. Mr. McGovern has served as a director since November 1994, and as the Chairman and Chief Executive Officer since June 1995, of Convest Energy Corporation ("Convest"), an oil and gas exploration and production company and an affiliate of the Company. Mr. McGovern previously served as the President and Chief Executive Officer, and as a director, of American National Petroleum Company ("ANPC"), a Houston-based oil and gas exploration and production company and natural gas marketer, from December 1989 until its sale in July 1993. Mr. McGovern served as a director from March 1992 to December 1995 of Ironstone Group, Inc. ("Ironstone"), the majority shareholder of ANPC prior to its sale, and was the President of Ironstone from January 1993 to July 1993.

         TIMOTHY J. ANDREWS has been a director of the Company since June 1993 and a director of Convest since November 1994. Since April 1995, Mr. Andrews has been a Senior Vice President of Oaktree Capital Management, LLC ("Oaktree"), an investment management firm. From June 1989 to April 1995, Mr. Andrews was a Vice President of TCW Asset Management Company, an affiliate of The TCW Group, Inc. The TCW Group, Inc. and its affiliates (collectively, "TCW") are investment managers of funds and accounts which beneficially own approximately 52% of the outstanding Common Stock of the Company. Oaktree provides investment analytical support to certain TCW funds and accounts that hold Edisto Common Stock. TCW has requested that Mr. Andrews continue to serve as its representative on the Board of Directors of the Company. He is currently a member of the Audit and Compensation Committees of the Board.

         JOHN G. GRAHAM has been a director of the Company since June 1993. Mr. Graham has been Senior Vice President and Chief Financial Officer of GPU, Inc. ("GPUI"), an electric utility based in Parsippany, New Jersey, since 1989 and has been employed in other capacities for GPUI since 1976. Mr. Graham oversees financial control, accounting, budgeting, treasury, strategic planning and related operations for GPUI. Mr. Graham also serves as a director of certain GPUI subsidiaries which include Jersey Central Power and Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. From 1965 to 1971, Mr. Graham was an Associate Professor of Law and Assistant Dean at Rutgers Law School. Mr. Graham was a partner in the Newark, New Jersey law firm of Ruprecht and Graham from 1970 to 1976. He is currently Chairman of the Audit Committee and a member of the Compensation Committee.

         VERNON T. JONES, SR. has been a director of the Company since June 1993 and a director of Convest since November 1994. Mr. Jones retired in 1992 as Vice Chairman of the Williams Companies of Tulsa, Oklahoma, where he held numerous offices from 1979 to 1993, including President of Williams Pipeline Company and President and Chief Operating Officer of the Williams Companies. Mr. Jones also served as Chairman of the KERN River Pipeline Partnership and Chairman of Wiltel, a telecommunications affiliate of the Williams Companies, from 1985 to 1992. He is currently Chairman of the Compensation Committee and a member of the Audit Committee.

         LEONARD B. ROSENBERG has been a director of the Company since May 1994 and a director of Convest since June 1995. Mr. Rosenberg is a private investor and attorney. Since 1993, he has been "Of Counsel" to the Houston, Texas law firm of Snell & Smith, P.C. and for the four years prior was "Of Counsel" to the Houston law firm of Butler & Binion L.L.P. Mr. Rosenberg is a director of General Homes Corporation and Enterprise Products Company, as well as of the University of Houston Law Foundation, a non-profit corporation. He is currently a member of the Audit and Compensation Committees of the Board.

EXECUTIVE OFFICER WHO IS NOT A DIRECTOR

         STEVEN G. IVES. Mr. Ives joined Edisto as Vice President, Controller and Chief Accounting Officer in January 1997, at which time he also began serving as Assistant Controller - Finance and Treasurer of Convest. From July 1996 until December 1996, Mr. Ives served as Vice President of Encap Investments L.C., a Houston, Texas based investment banking firm. From June 1990 until July 1996, Mr. Ives served in various accounting capacities with Convest, including Assistant Controller from February 1996 to June 1996.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

         Set forth below is information regarding the compensation for the years ended December 31, 1996, 1995 and 1994 of the Company's Chairman of the Board and Chief Executive Officer and two former executive officers who would have been among the Company's four most highly compensated executive officers but for the fact that neither of them were serving as an executive officer at the end of 1996 (collectively, the "Named Executive Officers"). As of December 31, 1996, Michael Y. McGovern, the Company's Chairman and Chief Executive Officer, was the sole executive officer and employee of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                                                                Compensation
                                             Annual Compensation                   Awards
                                ------------------------------------------------ -----------
                                                                     Other       Securities   All Other
            Name and                                                 Annual      Underlying    Compen-
       Principal Position       Year    Salary         Bonus     Compensation(1) Options (#)   Sation
       ------------------       ----    ------         -----     --------------- -----------   -------
MICHAEL Y. MCGOVERN .........   1996   $132,917(2)   $210,000(3)   $     --           --       $11,237(4)
  Chairman of the Board .....   1995   $206,250(2)   $275,000      $     --        100,000     $22,466
    and Chief Executive .....   1994   $274,992      $   --        $     --        140,000     $32,544
    Officer

DAVID J. TUDOR ..............   1996   $155,834      $170,000(5)   $     --           --       $14,752(6)
  Former Senior Vice ........   1995   $170,000      $125,000      $     --         47,247     $35,977
    President; ..............   1994   $153,333      $   --        $     --         31,498     $13,080
  Former Chairman and
    President of discontinued
    gas marketing subsidiary

GRANT A. FARRIS
  Former Senior Vice ........   1996   $110,000      $ 75,000(7)   $     --           --       $11,132(8)
    President of discontinued   1995   $109,675      $ 34,967      $     --         22,933     $ 7,470
    gas marketing subsidiary    1994          *             *               *            *           *

--------------------
*    Not considered an Executive Officer during this year.

(1) Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeded the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

(2) Michael Y. McGovern became Chairman and Chief Executive Officer of Convest effective June 26, 1995. From July 1995 to November 1996, Mr. McGovern's annual base salary $(275,000) and benefits were shared equally between Edisto and Convest. Effective December 1, 1996, after Edisto sold its gas marketing operations, Mr. McGovern's base salary and benefits have been apportioned 70% to Convest and 30% to Edisto.

(3) $100,000 of Mr. McGovern's bonus was awarded in connection with the sale of the Company's gas marketing operations and $110,000 was awarded as an additional bonus for 1996. Mr. McGovern's $110,000 bonus was paid 50% in cash and 50% in Edisto Common Stock (5,714 shares of Common Stock issued effective April 15, 1997).

(4) Mr. McGovern's total for 1996 includes life insurance premium payments of $7,492 and Company contributions to the Company's 401(k) Plan of $3,745.

(5) Mr. Tudor was awarded a bonus of $170,000 in connection with the sale of the Company's gas marketing operations.

(6) Mr. Tudor's total for 1996 includes life insurance premium payments of $6,013 and Company contributions to the Company's 401(k) Plan of $8,739.

(7) Mr. Farris was awarded a bonus of $75,000 in connection with the sale of the Company's gas marketing operations.

(8) Mr. Farris' total for 1996 includes life insurance premium payments of $468, Company contributions to the Company's 401(k) Plan of $8,739 and payment for accrued unused vacation of $1,925.

STOCK OPTION GRANTS IN 1996

         The Company's 1993 Stock Option Plan (the "Plan") became effective on July 1, 1993 and was subsequently amended effective November 7, 1994. 1,200,000 shares of Common Stock are reserved for issuance under the Plan. The expiration date of any option issued under the Plan is ten years from the date of grant. Options issued under the Plan may be either "Incentive Stock Options" as defined in Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options.

         The Plan is administered by the Compensation Committee ("Committee") of the Board of Directors. All determinations of the Committee are made by a quorum of Committee members, each of whom must be a disinterested person. The Committee has sole and complete authority and discretion to select participants and grant options; determine the terms and conditions upon which options are granted; determine whether an option is an incentive stock option or a non-qualified stock option; and make all determinations deemed necessary or advisable for the administration of the Plan. The Committee may, within certain prescribed limits, modify, extend or renew outstanding options or accept the surrender of outstanding options and authorize the grants of new options in substitution therefor.

         During the year ended December 31, 1996, no options to acquire shares of Common Stock were granted to the Named Executive Officers in the Summary Compensation Table.

1996 OPTION EXERCISES AND YEAR-END OPTION HOLDINGS

         The following table sets forth, with respect to the Named Executive Officers in the Summary Compensation Table, information concerning the exercise of stock options during the year ended December 31, 1996, and the year-end value of unexercised options.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                        Shares                     Number of Unexercised        Value of Unexercised
                       Acquired        Value          Options Held at         In-the-Money Options at
      Name            On Exercise    Realized        December 31, 1996          December 31, 1996(1)
-------------------   -----------   -----------   ------------------------    ------------------------
                                                 Exercisable   Unexercisable Exercisable   Unexercisable
                                                 -----------   ------------- -----------   -------------
Michael Y. McGovern          --            --       126,667        113,333    $ 275,353      $ 244,527

David J. Tudor ....          --            --        78,745(2)        --      $ 169,853      $    --

Grant A. Farris ...          --            --        39,661(2)        --      $  85,917      $    --

-----------------

(1) An option is "in-the-money" if the market value of the Common Stock exceeds the exercise price of the option. The values of the options set forth in these columns are based upon the difference between the closing price of $8.375 on the American Stock Exchange on December 31, 1996 and any lesser exercise price.

(2) The options issued to Messrs. Tudor and Farris vested in full upon the closing of the Company's sale of its gas marketing subsidiary. These options are exercisable until December 10, 1997.


COMPENSATION OF DIRECTORS

         Non-employee directors receive $16,000 annually and $1,000 per meeting attended. Directors who are members of committees of the Board receive $500 for each committee meeting attended ($750 in the case of a committee chairman). In addition, the Company reimburses directors for reasonable expenses incurred in connection with attending meetings. Timothy J. Andrews has relinquished his rights to compensation, but is reimbursed for reasonable expenses incurred with attending meetings. In addition, non-employee directors are eligible to receive

$1,000 per day plus expenses when retained at the request of the Chairman of the Board. The total of such fees was $5,000 during 1996.

         Non-employee directors also are eligible to receive stock options granted under the 1993 Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each non-employee director is automatically granted options to purchase 6,000 shares of Common Stock on January 1 of each year in which the non-employee director is still serving as a director. These options vest 331/3% six months after issuance and an additional 331/3% on the first and second anniversary dates after issuance. The term of the options is ten years. Mr. Andrews has declined to participate in the Director Plan.

EMPLOYMENT AGREEMENT

         The Company entered into an employment agreement with Mr. McGovern dated as of July 1, 1993 which was subsequently amended on March 27, 1995. In the event of a change in control of the Company or termination of Mr. McGovern for any reason other than cause, Mr. McGovern shall be entitled to (i) receive a lump sum cash payment equal to one year of salary (but not less than $275,000),
(ii) participate in the Company's health insurance and other benefit programs, or receive comparable benefits, for one year after such termination, and (iii) have all of his unvested stock options vest immediately and be exercisable for a period of one year thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee are Vernon T. Jones, Sr., Timothy J. Andrews, John G. Graham and Leonard B. Rosenberg. None of these members was an officer or employee of the Company during the year ended December 31, 1996 or was formerly an officer of the Company. Mr. Jones also serves on the Compensation Committee of Convest.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 28, 1997, the ownership of Common Stock by (i) any person or group known by the Company to be the beneficial owner of 5% or more of the Common Stock of the Company, (ii) each director of the Company, (iii) the Chief Executive Officer, (iv) the named Executive Officers set forth in the Summary Compensation Table, and (v) all executive officers and directors of the Company as a group. Under the rules of the Securities and Exchange Commission, a person is deemed to own beneficially all securities as to which that person owns or shares voting or investment power, as well as all securities which such person may acquire within sixty days through the exercise of currently available conversion rights, warrants or options. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

                                                                      Amount and Nature of
                                                                      Beneficial Ownership
                                                                      --------------------      Percentage
               Name                 Capacities in Which Served         Direct     Options(3)    of Class
               ----                 --------------------------         ------     ----------    --------
The TCW Group, Inc. and its         N/A                               7,322,276          --       51.9%
  affiliates(1)
  865 South Figueroa Street, #1800
  Los Angeles, California 90017

Dimensional Fund Advisors Inc.(2)   N/A                                 704,600          --        5.0%
   1299 Ocean Avenue, 11th Fl.
  Santa Monica, CA  90401

Michael Y. McGovern                 Chairman of the Board and            14,614     126,667        1.0%
                                      Chief Executive Officer
Timothy J. Andrews (1)              Director                              2,000          --       *

John G. Graham                      Director                                600      16,000       *

Vernon T. Jones, Sr.(4)             Director                              2,000      16,000       *

Leonard B. Rosenberg                Director                              1,000      13,000       *

David J. Tudor                      Former Senior Vice President;            --      32,247       *
                                    Former Chairman and President
                                       of Energy Source, Inc.

Grant A. Farris                     Former Senior Vice President of       7,700      19,661       *
                                       Energy Source, Inc.

All executive officers and
  directors as a group
  (8 individuals)                   N/A                                  27,914     223,575        1.8%

---------------------
*    Less than 1%.

(1) The TCW Group, Inc. and its affiliates (collectively, "TCW") act as general partner of certain limited partnerships, investment manager of certain third party accounts and trustee of certain trusts which hold 7,322,276 aggregate shares of Common Stock of the Company. Robert Day is an individual who may be deemed to control TCW. TCW has voting and dispositive power over such shares of Common Stock as a fiduciary on behalf of the separate accounts and trusts and the general partner of the limited partnerships. TCW may be deemed to be a beneficial owner of such shares for purposes of the reporting requirements of the Securities Exchange Act of 1934; however, TCW expressly disclaims beneficial ownership of these shares. Timothy J. Andrews, who is serving as a director of the Company at the request of TCW, is a Senior Vice President of Oaktree Capital Management, LLC, which provides investment analytical support to certain TCW funds and accounts that hold Edisto Common Stock. To the extent Mr. Andrews participates in the process to vote or dispose of the shares of Common Stock of the Company, he may be deemed under certain circumstances to be the beneficial owner of such shares for the purpose of Section 13(d) of the Securities Exchange Act of 1934. Mr. Andrews disclaims beneficial ownership of these shares.

(2) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 704,600 shares of Common Stock of the Company as of March 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors, Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(3) Includes Company stock options that are presently exercisable or will become exercisable by June 28, 1997.

(4) The shares for Vernon T. Jones, Sr. are held in a trust of which he is the sole trustee and sole beneficiary during his lifetime.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 1996 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Leonard B. Rosenberg is "Of Counsel" to the law firm of Snell & Smith, P.C., which provided legal services to the Company in 1996 and will provide such services to the Company in the future. The total amount of fees paid in 1996 to Snell & Smith, P.C. was approximately $211,500.

RELATIONSHIP WITH CONVEST ENERGY CORPORATION

         Edisto is the largest shareholder of Convest with 7,598,771 shares, or approximately 73%, of Convest's Common Stock. The Company is a party to a number of agreements and arrangements with Convest, the material terms of which are summarized below.

HISTORICAL RELATIONSHIP

         On November 17, 1994, the Company acquired a 31% interest in Convest Energy Corporation ("Convest"), an independent oil and gas company based in Houston, Texas and listed on the American Stock Exchange. Immediately after such purchase, three of Edisto's directors, Michael Y. McGovern, Vernon T. Jones, Sr. and Timothy J. Andrews, joined the Convest Board of Directors.

         On June 26, 1995, Edisto sold its oil and gas subsidiary, Edisto Exploration and Production Company ("Edisto E&P"), to Convest in exchange for 6,185,400 newly issued shares of Convest Common Stock and $10,000 in cash. The newly issued shares of Convest Common Stock increased Edisto's interest in Convest from 31% to 72%. Upon the closing of this transaction, Convest's Board was restructured so that (i) Leonard B. Rosenberg, an existing Edisto director, joined the Convest Board, and (ii) Edisto's nominees constituted a majority of Convest's Board of Directors. Also, Michael Y. McGovern became the Chairman and Chief Executive Officer of Convest.

         In March 1996, the Board of Directors of Edisto authorized the open market purchase of up to 1,160,000 shares of Common Stock of Convest from time to time. The timing and amounts of purchases is governed by applicable SEC rules and market conditions. The purpose of the stock purchase is to increase Edisto's ownership percentage of Convest to over 80% (on a fully diluted basis) to allow Edisto and Convest to consolidate for tax purposes. Edisto has existing net operating loss carryforwards that may be beneficial to Convest if the two companies are consolidated for tax purposes. In April 1996, Edisto purchased 92,000 shares of Convest Common Stock, but has not purchased any additional shares since that time.

OTHER AGREEMENTS BETWEEN EDISTO AND CONVEST

         In connection with the transaction with Convest in June 1995, Convest granted registration rights to Edisto for the 7,506,771 shares of Convest Common Stock owned by Edisto at that time.

         In the transaction with Convest, Edisto retained the tax benefits of the net operating loss carryforwards ("NOLs") of Edisto E&P. The tax benefits included a $3.3 million NOL usable for regular taxable income and a g$3.6 million NOL usable for alternative minimum taxable income. Based on projections of Convest's future taxable income, it was determined that the remaining NOLs of Edisto E&P would be a valuable asset that could be utilized by Convest in the future. Accordingly, in March 1996, Edisto allowed Convest to utilize the NOLs of Edisto E&P in consideration for the payment by Convest of $550,000.

         Since January 1995, Convest has had a gas marketing agreement with Energy Source, Inc. ("Energy Source"), which until December 1996 was a wholly-owned subsidiary of Edisto. This agreement provided for Energy Source to market a substantial portion of Convest's gas production and perform certain related administrative duties. Energy Source marketed approximately 84% of Convest's 1996 gas production. During 1996, Convest received a minimum price of 98% of the index price for the applicable pipeline.

         In December 1996, Energy Source was sold by Edisto to an unrelated third party. In connection with the sale, Convest and Energy Source agreed to extend the gas marketing agreement to December 31, 1997. Effective January 1, 1997, the gas marketing agreement with Energy Source was amended to increase the minimum price received by Convest from 98% to 100% of the index price for the applicable pipeline.

         Prior to the sale of Energy Source, Edisto had provided Convest with access to an AS400 computer system to run its accounting system and had provided MIS support. The monthly cost to Convest was approximately $12,555 per month. In connection with the sale of Energy Source, Edisto sold the AS400 computer system and its MIS personnel became employees of the Energy Source purchaser. Since Convest needs an AS400 computer system to run its accounting system, the Energy Source purchaser agreed to provide Convest with access to the AS400 computer system and MIS support through December 31, 1997. The cost to Convest is $12,645 per month. This agreement may be terminated by Convest at any time after June 30, 1997 upon 90 days notice.

         Energy Source also executed trades of futures contracts on the New York Mercantile Exchange on behalf of Convest. In this regard, Energy Source acted solely in a ministerial capacity to purchase or sell the futures contracts at price levels directed by Convest's management. Energy Source charged a commission of $.0025 per Mcf of gas or barrel of crude oil for each trade executed to cover Energy Source's administrative costs to perform such service.

         Edisto and Convest have a directors' and officers' fiduciary insurance policy that covers both companies. During 1996, the annual insurance premium was allocated 68% to Edisto, for a cost of $204,000 based on the relative percentage that Edisto's assets bear to the total assets of both Edisto and Convest.

         Effective July 1, 1995, Edisto and Convest agreed to share certain administrative costs to reduce the overall cost that would otherwise be incurred by each of them in the absence of such an arrangement. Under the arrangement, certain costs associated with shareholder communication services and certain administrative staff who perform duties on behalf of both entities are shared by Convest and Edisto based on their respective utilization.

         Michael Y. McGovern became Chairman and Chief Executive Officer of Convest in June 1995. From July 1995 to November 1996, Mr. McGovern's base salary ($275,000) and benefits were shared equally between Edisto and Convest. When Edisto sold its gas marketing operations effective November 30, 1996, all Edisto employees other than Mr. McGovern became employees of the purchaser. Subsequently, Edisto's corporate headquarters were moved to Convest's offices, and Mr. McGovern and four other employees of Convest have divided their time between Edisto and Convest. Effective December 1, 1996, after Edisto sold its gas marketing operations, Mr. McGovern's base salary and related benefits have been apportioned 70% to Convest and 30% to Edisto. The base salary and benefits of the other Convest employees who perform work for Edisto are also apportioned based on the approximate amount of time they work for each company.

         Each of the affiliated party transactions described above was approved by either a special committee of Convest's Board, which was composed of outside directors with no affiliation to Edisto, or the unanimous consent of Convest's Board.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EDISTO RESOURCES CORPORATION
                                        (Registrant)

Date:  April 30, 1997                   By: /S/ STEVEN G. IVES
                                            STEVEN G. IVES
                                            Vice President, Controller and
                                            Chief Accounting Officer
                                            (Principal Financial and
                                            Accounting Officer)