Form 10-Q
period 1997-03-31
EDISTO RESOURCES CORP
filed 1997-05-16
CIK 857102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  March 31, 1997

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes [X]       No [ ]

        The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding of May 12, 1997, was 14,123.956.

                          EDISTO RESOURCES CORPORATION

                          Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 1997

                                      INDEX
                                                                        PAGE NO.
                                                                        --------
I.      FINANCIAL INFORMATION

        Item 1.Financial Statements of Edisto Resources Corporation:
               Consolidated Balance Sheets                                  3
               Consolidated Statements of Operations                        4
               Consolidated Statement of Stockholders' Equity               5
               Consolidated Statements of Cash Flows                        6
               Notes to the Consolidated Financial Statements               7
        Item 2.Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                14

II.     OTHER INFORMATION

        Item 1.Legal Proceedings                                           19

        Item 6.Exhibits and Reports on Form 8-K                            19

        Signatures                                                         19

                          EDISTO RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          March 31, December 31,
                                                             1997        1996
                                                         (Unaudited)
                                                         ----------- -----------
                 ASSETS
Current assets:
           Cash and cash equivalents .................... $  74,797   $  71,765
           Restricted cash ..............................       333         333
           Margin deposits ..............................        67         979
           Accounts receivable ..........................     6,981       9,835
           Other current assets .........................       591       1,547
                                                          ---------   ---------
               Total current assets .....................    82,769      84,459

Property and equipment:
           Oil and gas properties using the
              successful efforts method of accounting ...   117,417     117,306
           Other ........................................       676         641
           Less - accumulated depreciation,
           depletion and amortization ...................   (61,253)    (63,147)
                                                          ---------   ---------
                                                             56,840      54,800

Other noncurrent assets .................................     2,236       2,178
                                                          ---------   ---------
                                                          $ 141,845   $ 141,437
                                                          =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable ..............................$  10,622   $   9,840
           Accrued liabilities and other .................    8,704       9,863
           Deferred revenue ..............................    2,076       2,113
                                                          ---------   ---------
               Total current liabilities .................   21,402      21,816

Long-term liabilities:
           Long-term debt ................................        3       4,003
           Deferred revenue ..............................      561         559
           Minority interest .............................   12,297      10,850
           Other noncurrent liabilities ..................    6,479       7,486
                                                          ---------   ---------
                                                             19,340      22,898
Commitments and contingencies

Stockholders' equity:
           Common stock, $.01 par value, 50,000,000
             shares authorized, 14,072,945 issued at
             March 31, 1997 and 13,930,052 issued at
             December 31, 1996 ...........................      141         139
           Additional paid-in capital ....................   71,561      70,675
           Retained earnings .............................   29,800      26,308
           Foreign currency translation ..................      (37)        (37)
           Treasury stock, at cost, 52,214 shares at
           March 31,
               1997 and  December 31, 1996 ...............     (362)       (362)
                                                          ---------   ---------
               Total stockholders' equity ................  101,103      96,723
                                                          ---------   ---------

                                                          $ 141,845   $ 141,437
                                                          =========   =========

      See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months   Three Months
                                                        Ended        Ended
                                                       March 31,    March 31,
                                                         1997         1996
                                                     -----------   ------------
Oil and gas revenues ................................  $ 13,670     $ 11,520

Costs and expenses:
  Lease operating and production taxes ..............     3,468        4,393
  Abandonment and exploration costs .................     1,091           42
  Depreciation, depletion and amortization ..........     3,623        4,204
  General and administrative ........................     1,547        1,868
                                                       --------     --------
                                                          9,729       10,507
                                                       --------     --------
       Operating income .............................     3,941        1,013
                                                       --------     --------

Other income (expense):
  Interest income ...................................       992          304
  Interest expense ..................................       (56)        (370)
  Gain on asset sales ...............................       122          813
  Minority interest .................................    (1,336)        (582)
  Other, net ........................................       (73)         336
                                                       --------     --------
                                                           (351)         501
                                                       --------     --------
Income before income taxes ..........................     3,590        1,514

Income tax provisions ...............................       (98)        (170)
                                                       --------    --------

Income from continuing operations ...................     3,492        1,344
                                                       --------     --------

Discontinued operations:
 Income from gas marketing operations ...............      --          2,759
                                                       --------     --------
    Net income ......................................  $  3,492     $  4,103
                                                       ========     ========

Net income per common share:
   Continuing operations ............................  $    .25     $    .11
   Discontinued operations ..........................      --            .21
                                                       --------     --------
   Net income per common share ......................  $    .25     $    .32
                                                       ========     ========



Weighted average common shares
   outstanding ......................................    13,947       12,934

       See the accompanying notes to the consolidated financial statements

                          EDISTO RESOURCES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                             Number of                Additional                 Foreign
                                               Common      Common      Paid-In       Retained    Currency     Treasury
                                               SHARES      STOCK       CAPITAL       EARNINGS   TRANSLATION    STOCK          TOTAL
                                               ------      ------     ----------     --------   -----------   --------        ------
Stockholder's equity,
  December 31, 1996 ....................       13,930       $139       $70,675       $26,308       $(37)       $(362)       $ 96,723

Net income .............................         --          --           --           3,492        --          --             3,492

Exercise of employee stock
   options .............................          143          2           886          --          --          --               888
                                               ------       ----       -------       -------       ----        -----        --------

Stockholder's equity,
  March 31, 1997 .......................       14,073       $141       $71,561       $29,800       $(37)       $(362)       $101,103
                                               ======       ====       =======       =======       ====        =====        ========

      See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       Three Months Three Months
                                                           Ended        Ended
                                                          March 31,    March 31,
                                                            1997         1996
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ......................................... $  3,492      $  4,103
    Adjustments to reconcile net income to net cash
      provided  by operating activities:
    Depreciation, depletion and amortization ...........    3,623         4,365
    Abandonments and exploration costs .................      691          --
    Gains on sales of assets ...........................     (122)         (815)
    Equity in income of affiliates .....................     --            (113)
    Minority interest expense ..........................    1,336           582
    Other ..............................................     --             133
    Changes in assets and liabilities:
      Accounts receivable and inventory ................    2,779       (25,411)
      Accounts payable and accrued liabilities .........     (954)       30,130
      Other ............................................     (127)       (2,345)
                                                         --------      --------
         Net cash provided by operating activities .....   10,718        10,629
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of assets ....................      268         3,538
 (Purchase) sale of hedging instruments ................    1,281          (954)
  Acquisition, exploration and development costs .......   (6,045)       (2,557)
  Payments to affiliates ...............................     --             (69)
  Purchase of other current and noncurrent assets ......      (78)         (831)
                                                         --------      --------
        Net cash used in investing activities ..........   (4,574)         (873)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital leases ........   (4,000)       (5,020)
  Exercised employee stock options .....................      888          --
  Repurchase of common shares ..........................     --            (173)
  Currency translation .................................     --              (1)
                                                         --------      --------
        Net cash used by financing activities ..........   (3,112)       (5,194)
                                                         --------      --------

Net increase in cash and cash equivalents ..............    3,032         4,562
Cash and cash equivalents, including restricted cash,
  at beginning of period ...............................   72,098        33,697
                                                         --------      --------
Cash and cash equivalents, including restricted cash,
  at end of period ..................................... $ 75,130      $ 38,259
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                  $ 185         $ 431
                                                         ========      ========
  Taxes                                                     $ 448         $ 259
                                                         ========      ========

      See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRESENTATION

      The accompanying consolidated financial statements include the accounts of Edisto Resources Corporation, a Delaware corporation ( the "Company" or "Edisto"), and its wholly and majority owned subsidiaries. On December 10, 1996, the Company sold substantially all of the assets of its gas marketing subsidiaries, Energy Source, Inc. and Energy Source Canada, Inc. (collectively "Energy Source"), to two subsidiaries of Pacific Gas Transmission Company. Since this sale, the Company's only line of business has been oil and gas exploration and production which is conducted through a 73% interest in Convest Energy Corporation ("Convest"), an independent oil and gas exploration and production company listed on the American Stock Exchange. Edisto owns 7,598,771 shares of Convest Common Stock.

      References to the "Company" or "Edisto" shall refer to Edisto Resources Corporation and all of its consolidated subsidiaries, including Convest. References to "Convest" shall refer only to Convest.

      These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Reference also is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

      The information presented in this Form 10-Q is unaudited, but in the opinion of management reflects all adjustments (all of which were normal and recurring) necessary to fairly present such information. Interim results are not necessarily indicative of a full year of operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EDISTO

      CASH AND CASH EQUIVALENTS. Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash and have original maturities of three months or less. The Company's investment policy for its available cash balances allows for investment in high grade short-term debt issues as well as investments in money market accounts and overnight investments with major financial institutions. At March 31, 1997, the Company had cash and cash equivalents, including restricted cash, of $75.1 million of which $6.4 million was held at Convest.

      NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of shares outstanding which were 13,947,037 and 12,933,576 for the three months ended March 31, 1997 and 1996, respectively. No effect has been given to options outstanding under the Company's stock option plans because their effect is antidilutive or immaterial.

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

      INCOME TAXES . Edisto records income taxes in accordance with the Financial Accounting Standards Board - Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the balance sheet approach of income tax accounting whereby deferred income taxes are provided at the balance sheet date for the differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts.

      PRINCIPLES OF CONSOLIDATION AND RECLASSIFICATIONS. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the presentation for 1997.

CONVEST

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

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

      PROPERTY AND EQUIPMENT. Convest follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including developmental dry holes, and productive leases are capitalized. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. The capitalized costs of oil and gas properties are charged to operations as depreciation, depletion and amortization using the unit-of-production method based on the ratio of current production to proved recoverable oil and gas reserves (as defined by the Securities and Exchange Commission) on a lease by lease basis. Reserve estimates for Convest's properties were prepared or audited by independent petroleum engineering firms at year end. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf of gas to 1 barrel of oil. Depreciation, depletion and amortization per equivalent unit of oil production was $4.99 and $5.07 for the three month periods ended March 31, 1997 and 1996, respectively. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

      Under Statement of Financial Accounting Standards No. 121 ("SFAS 121") regarding accounting for the impairment of long-lived assets, Convest is required to recognize an impairment loss for its proved oil and gas properties if the carrying value of such properties (i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Convest must assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed expected future cash flows. No such provision was required for the three month periods ended March 31, 1997 and 1996.

      OTHER PROPERTY, PLANT AND EQUIPMENT. Convest's other fixed assets are recorded at cost and depreciated over their estimated useful lives using the straight-line method of depreciation.

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

      Convest is a party to a settlement with the United States Minerals Management Service relating to estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases. Pursuant to this settlement, the operator of the leases, Convest and other co-lessees were required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. During the first quarter of 1997, Convest made its final scheduled payment under the Abandonment Fund, and accordingly, is no longer subject to additional future payments.

      As of March 31, 1997 and December 31, 1996, Convest had made payments totaling approximately $4.3 million and $4.2 million to the Abandonment Fund, respectively. These payments were applied to the total long-term abandonment reserve of $7.5 million and $7.7 million, as of March 31, 1997 and December 31, 1996, respectively, resulting in a net long-term abandonment reserve of $3.2 million and $3.5 million as of those dates. The current portion of the abandonment reserve was $2.0 million and $2.3 million as of March 31, 1997 and December 31, 1996, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the accompanying consolidated financial statements.

      LEASE OPERATING EXPENSES. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., Convest established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of March 31, 1997 and December 31, 1996, the current balance of this reserve was $1.6 million, respectively, and the long-term balance was $3.1 million and $3.7 million, respectively, and were presented in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," respectively, in the consolidated financial statements.

      GAS BALANCING. Convest uses the entitlement method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at March 31, 1997 and December 31, 1996 were $2.2 million and $2.3 million, respectively, and are included in "Accounts Receivable" and "Other Noncurrent Assets" in the accompanying consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at March 31, 1997 and December 31, 1996 were $2.4 million and $2.7 million, respectively, and are included in "Current Liabilities - Deferred Revenue" and "Long-Term Liabilities - Deferred Revenue" in the accompanying consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

      RISK MANAGEMENT/HEDGING ACTIVITIES. Convest from time to time engages in commodity hedging activities to minimize the risk of market fluctuations associated with the price of crude oil and gas natural gas production. The hedging objectives include assurance of stable and known cash flows and fixed favorable prices. The hedges are effected through the purchase and sale of futures contracts on the New York Mercantile Exchange ("NYMEX") and over the counter price swap agreements. The credit risk of futures contracts is limited due to the daily cash settlement of the net change in the value of open contracts and because of certain NYMEX procedures. Gains or losses on Convest's hedging agreements are deferred and recognized as oil and gas sales revenue when the hedged transaction occurs.

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

(2)   DISCONTINUED OPERATIONS

      From 1990 until December 1996, Edisto conducted natural gas marketing operations through Energy Source. On December 10, 1996, Energy Source sold substantially all of its assets to Pacific Gas Transmission Company, a subsidiary of Pacific Gas and Electric Company (NYSE "PGE"). The sales price was $23.3 million in cash, plus the working capital of Energy Source at July 31, 1996 (approximately $20.0 million). The sales price, however, is subject to adjustment after the closing by the adjusted consolidated net income or loss of Energy Source from August 1, 1996 to November 30, 1996. The Company and PGT have not yet finalized the purchase price adjustment. Under the Purchase Agreement, Edisto also retained certain assets and liabilities of Energy Source. In connection with this sale, Edisto recognized a gain of approximately $15.3 million during 1996, net of approximately $700,000 of income tax.

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

      Pursuant to the Purchase Agreement, Edisto also retained the liabilities and counterclaims against PanEnergy Corporation and Panhandle Eastern Pipe Line Company under a lawsuit in the District Court of Harris County, Texas. This lawsuit is described in Note 8--"Commitments and Contingencies" herein.

      Separate from the lawsuit with Panhandle, Edisto retained as an asset all rights to receive a refund from Panhandle under a proposed settlement of certain rate cases pending before the Federal Energy Regulatory Commission. In April 1997, the settlement was finalized and Panhandle acknowledged Edisto's right to receive a refund of approximately $1.0 million, but offset it against amounts which it believes are owed to Panhandle by the Company. This refund is included in Accounts Receivable on the accompanying Consolidated Balance Sheet at March 31, 1997 and December 31, 1996.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(3)   CONSOLIDATING BALANCE SHEETS

      Set forth below are the Consolidating Balance Sheets of Edisto and its consolidated subsidiary, Convest, at March 31, 1997.


                                       CONSOLIDATING BALANCE SHEETS
                                              MARCH 31, 1997
                                              (IN THOUSANDS)

                                                                                                      CONSOLIDATED
                                                        EDISTO (1)      CONVEST      ELIMINATIONS        EDISTO
                                                        ----------      -------      ------------     ------------
ASSETS:
    Cash and cash equivalents .......................   $ 68,752       $  6,378        $    --          $ 75,130
    Margin deposits .................................       --               67             --                67
    Accounts receivable .............................      1,930          5,473             (422)          6,981
    Other current assets ............................         77            514             --               591
                                                        --------       --------        ---------        --------
        Total current assets ........................     70,759         12,432             (422)         82,769
                                                        --------       --------        ---------        --------

    Property and equipment, net .....................         77         56,763             --            56,840
                                                        --------       --------        ---------        --------

    Investment in Convest ...........................     35,371           --            (35,371)           --
                                                        --------       --------        ---------        --------

    Other assets ....................................         24          2,762             (550)          2,236
                                                        --------       --------        ---------        --------

                                                        $106,231       $ 71,957        $ (36,343)       $141,845
                                                        ========       ========        =========        ========

LIABILITIES AND EQUITY:
    Accounts payable ................................   $    976       $ 10,068        $    (422)       $ 10,622
    Accrued liabilities and other ...................      3,419          5,285             --             8,704
    Deferred revenue ................................       --            2,076             --             2,076
                                                        --------       --------        ---------        --------
        Total current liabilities ...................      4,395         17,429             (422)         21,402
                                                        --------       --------        ---------        --------

    Long-term debt ..................................       --                3             --                 3
    Minority interest ...............................       --             --             12,297          12,297
    Other noncurrent liabilities ....................        183          6,857             --             7,040
                                                        --------       --------        ---------        --------
        Total long-term liabilities .................        183          6,860           12,297          19,340
                                                        --------       --------        ---------        --------

    Stockholders' equity ............................    101,653         47,668          (48,218)        101,103
                                                        --------       --------        ---------        --------

                                                        $106,231       $ 71,957        $ (36,343)       $141,845
                                                        ========       ========        =========        ========

--------

    (1) Includes Edisto and its subsidiaries other than Convest.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(4)     HEDGING ACTIVITIES

        As previously stated, Convest conducts its hedging activities through major financial institutions. Set forth below is the contract amount and term of all futures contracts held for price risk management purposes by Convest at March 31, 1997 and December 31, 1996:


                           MARCH 31, 1997                 DECEMBER 31, 1996
                      -------------------------        ------------------------
                         OIL             GAS             OIL             GAS
                      ----------   ------------        -----------   ----------
Quantity Sold         60 Mbbls       2,460 Mmcf        90 MBbls      3,300 MMcf
Maximum Term          6 Months         7 Months        9 Months       10 Months
Average Price          $21.72           $2.33          $22.50           $2.53

        Convest will continue its hedging activities during 1997 in order to mitigate the volatility of its crude oil and natural gas prices. Gains and losses realized upon the settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. The fair value of Convest's open positions at March 31, 1997 were $918,950. As a result of fluctuations in the price of crude oil and natural gas subsequent to March 31, 1997, the stated fair value of Convest's open positions is not indicative of the value which would be received if the positions were closed at current prices. The fair value of Convest's hedges was based on the cost that would have been incurred to buy out those hedges in a loss position and the consideration that would have been received to terminate those hedges in a gain position. The cash margin required by the counterparties to Convest's hedging activities totaled $67,000 and $1.0 million as of March 31, 1997 and December 31, 1996, respectively, and are included in "Margin Deposits" in the accompanying consolidated balance sheets.

(5)   RELATED PARTY TRANSACTIONS

      From January 1995 until its sale in December 1996, Energy Source had marketed a substantial portion of Convest's gas production. Under the gas marketing arrangement, Convest received a minimum price of 98% of the index for the applicable pipeline. In connection with the sale of Energy Source, Convest and Energy Source agreed to extend the gas marketing arrangement to December 31, 1997. Effective January 1, 1997, the gas marketing arrangement was amended to increase the price received by Convest from 98% to 100% of the index price for the applicable pipeline.

      In connection with the Energy Source sale, all Edisto employees other than Michael Y. McGovern, the Chairman and Chief Executive Officer of Convest and Edisto, became employees of the purchaser. Subsequently, Edisto's corporate headquarters were moved to Convest's offices, and Mr. McGovern and four other employees of Convest have divided their time between Edisto and Convest. Effective December 1, 1996, Mr. McGovern's base salary and benefits have been apportioned 70% to Convest and 30% to Edisto. The base salary and benefits of the other Convest employees who perform work for Edisto are also apportioned based on the approximate amount of time they work for each company.

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

      In addition, the Company and Convest have a directors' and officers' fiduciary insurance policy that covers both companies. The annual insurance premium was allocated 68% to the Company, for a cost of $204,000 based on the relative percentage that the assets of the Company bear to the total assets of both the Company and Convest.

      Each of the affiliated party transactions described above was approved by either a special committee of the Convest Board, which was composed of outside directors with no affiliation to Edisto, or the unanimous consent of the Convest Board.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(6)   INCOME TAXES

      The Company records current income taxes based on its estimated actual tax liability for the year. The Company provides for deferred income taxes under SFAS No. 109 based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts multiplied by the Company's expected future effective tax rate.

      For the three months ended March 31, 1997 and 1996, the Company recorded current income tax expense of $98,000 and $170,000, respectively. The Company has provided a valuation allowance against substantially all of its net deferred tax assets as the "more-likely-than-not" criteria for recognition under SFAS No. 109 has not been met.

(7)   CONVEST CREDIT FACILITY AND LONG-TERM DEBT

      Convest has a revolving credit facility with Bank One, Texas, N.A. ("Bank One"), and Compass Bank-Houston which terminates on January 1, 1999. Bank One serves as agent bank of the facility. The facility is secured by a first lien on all of Convest's assets, including its oil and gas properties and gas plant. The borrowing base is redetermined semi-annually on May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. Interest on borrowings under the facility is computed at (i) the agent bank's prime lending rate (the "Base Rate") plus 3/4% or (ii) the London InterBank Offering Rate ("LIBOR") plus 2-3/4%. In addition, Convest pays a commitment fee equal to 1/2% on any commitment amount in excess of outstanding borrowings.

      Effective December 1, 1996, the borrowing base was $19.2 million and will reduce by $1.0 million monthly beginning January 1, 1997 based on the lending banks' estimate of production. Effective January 28, 1997, the borrowing base was reduced by $300,000 to give effect to the sale of an oil and gas property securing the credit facility. After giving effect to the monthly borrowing base reductions and the reduction resulting from the property sale, Convest's borrowing base under the credit facility was $15.9 million on March 31, 1997. Convest had no outstanding borrowings under its credit facility at March 31, 1997 and $4.0 million outstanding at December 31, 1996. In addition, Convest had an additional $200,000 of letters of credit outstanding at March 31, 1997 and December 31, 1996, primarily related to performance bonds issued for oil and gas operations. As of March 31, 1997, borrowings under the credit facility were subject to Base Rate interest at an effective rate of 9.25% per annum.

(8)   COMMITMENTS AND CONTINGENCIES

      BRUCE W. MCCONKEY, ET AL V. JAMES R. MCNAB, JR., ET AL. (Cause No. 93-002587 in the 125th District Court of Harris County, Texas). In January 1993, Bruce W. McConkey and two other shareholders of MINT Holding Company ("MINT"), who collectively hold 20% of the outstanding MINT common stock, filed a lawsuit against Edisto, MINT and certain of its former directors who were former officers of Edisto. The lawsuit, among other things, (i) alleges that MINT constructively terminated Mr. McConkey's employment as the President and CEO of MINT, thereby breaching his employment agreement; (ii) alleges that certain directors of MINT breached their fiduciary duties to the plaintiffs, in their capacity as minority shareholders, and (iii) asserts derivative claims on behalf of MINT against certain directors for alleged mismanagement of MINT. The plaintiffs seek actual damages in an unspecified amount, punitive damages and attorney's fees. In October 1996, the trial court granted an interlocutory summary judgment in favor of Edisto, MINT and the individual defendants on all claims other than the claim against MINT that it constructively terminated Mr. McConkey's employment. Based on developments of the case to date, the Company's management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's consolidated financial position.

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

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

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

      In addition, the Company is named as defendant in several lawsuits arising in the ordinary course of business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                      OVERVIEW AND SIGNIFICANT DEVELOPMENTS

OVERVIEW

        Edisto Resources Corporation, a Delaware corporation (the "Company" or "Edisto"), conducts its oil and gas operations through its 73% ownership interest in Convest Energy Corporation ("Convest"), an independent oil and gas exploration and production company listed on the American Stock Exchange. Edisto owns 7,598,771 shares of Convest Common Stock. During December 1996, the Company sold substantially all of the assets of its gas marketing affiliates, Energy Source, Inc. and Energy Source Canada, Inc. (collectively "Energy Source") for approximately $43.3 million. Subsequent to the sale of Energy Source, the Company's only line of business is its oil and gas operations conducted through its ownership in Convest.

FINANCIAL RESULTS

        The significant events during the first quarter of 1997 are described below:

        RESULTS OF OPERATIONS. The Company had net income for the three months ended March 31, 1997 of $3.5 million. SEE "Results of Operations" below. The following table summarizes the Company's income between its investment in Convest and other corporate income:

                                     Three Months
                                        Ended
                                    MARCH 31, 1997
                                    --------------
                                     (Unaudited)
Convest Energy Corporation, net of
   minority interest                   $ 3,134

Corporate and other                       358
                                       -------
    Total Operating Income             $ 3,492
                                       =======

        HIGH ISLAND BLOCK 195 DRILLING. During January 1997, Convest participated in the drilling of an exploratory well on Block 195 of the High Island area of the Gulf of Mexico to test a prospect identified by 3-D seismic. The 195 #3 well was directionally drilled to approximately 13,000' and discovered productive gas sands in the Upper Rob "M". The well was briefly tested at rates in excess of 9 MMcf of gas per day and shut-in to await further drilling and flowline hookup. Total cost of the well was approximately $1.1 million net to Convest's 23.4% working interest.

        During March 1997 Convest participated in an additional exploratory test well on Block 195 to test a deeper prospect on the block identified by 3-D seismic. The 195 #4 well was directionally drilled to approximately 15,200' and encountered productive gas sands in the Lower Rob "M". A brief production test yielded rates in excess of 12 MMcf of gas per day, and the well was shut-in to install facilities and a gas flowline. Total cost of the well was approximately $1.3 million net to Convest's 23.4% working interest.

        Convest anticipates that the flowline installation will be complete and production will commence by July 1, 1997. Gross production from the four wells on the block is projected to increase from the current 15 MMcf of gas per day to in excess of 70 MMcf of gas per day. Convest has a net revenue interest of 19.5% in the production from the block.

        WEST CAMERON BLOCK 607 DRILLING. In March 1997, Convest participated in the drilling of an exploratory test well which was drilled from the existing platform on Block 607 of the West Cameron area of the Gulf of Mexico. The block had previously produced in excess of 30 billion cubic feet of gas from the three existing wells on the block, all of which had ceased producing. The 607 A-4 exploratory well successfully discovered gas reserves in three new sands and was dually completed. Gross production from the well is currently averaging approximately 20 MMcf of gas per day and is being processed through the existing facilities on the platform. Convest owns a 49.6% working interest in the block and a 36.0% net revenue interest. Total cost of the well was approximately $2.2 million net to Convest's working interest.

        REPAYMENT OF OUTSTANDING DEBT. During the first quarter of 1997, Convest repaid the remaining $4.0 million of outstanding debt under its long-term credit facility. Following the debt repayment, the credit facility will continue to be available for future borrowings if needed. As of March 31, 1997, borrowings available under the credit facility totaled approximately $15.9 million. SEE "Liquidity and Capital Resources - Credit Facility and Long-Term Debt" below.

        ENGAGEMENT OF INVESTMENT BANKER FOR CONVEST AND EDISTO. As previously announced Convest and Edisto jointly engaged the investment banking firm of Petrie Parkman & Co., Inc. to make recommendations for strategic alternatives to enhance shareholder value for both Convest and Edisto. Petrie Parkman is currently evaluating sale or merger opportunities within the oil and gas industry which merit consideration by Convest and Edisto.

                              RESULTS OF OPERATIONS

        The following discussion and analysis is based on the historical results of operations of the Company for the periods indicated. The financial information set forth below should be reviewed in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto set forth elsewhere in this Report.

                                                Three Months        Three Months
                                                    Ended              Ended
                                                   March 31,          March 31,
                                                     1997               1996
                                                 ------------       ------------
                                                   (Unaudited)       (Unaudited)
CONVEST ENERGY CORPORATION:

    REVENUE (IN THOUSANDS):
       Oil ........................................    $ 4,959        $ 3,760
       Gas ........................................      8,103          7,399
       Gas Plant ..................................        602            361
                                                       -------        -------
                                                       $13,664        $11,520
                                                       =======        =======
    PRODUCTION:
       Oil (Mbbls) ................................        236            217
       Gas (Mmcf) .................................      2,902          3,572

    AVERAGE SALES PRICE:
       Oil (per Bbl)) .............................    $ 21.05        $ 17.37
       Gas  (per Mcf) .............................    $  2.79        $  2.07

    PRODUCTION EXPENSES ...........................    $ 3,248        $ 4,271

    ABANDONMENT AND EXPLORATION COSTS .............    $ 1,091        $    42

    GENERAL AND ADMINISTRATIVE EXPENSE ............    $ 1,130        $ 1,239

    INTEREST EXPENSE ..............................    $    56        $   367

    DEPRECIATION, DEPLETION AND AMORTIZATION
      OF OIL AND GAS PROPERTIES ...................    $ 3,586        $ 4,112

    AVERAGE EXPENSES PER EQUIVALENT BARREL:(1)
       Production Costs ...........................    $  4.52        $  5.26
       Depreciation and depletion .................    $  4.99        $  5.07

CORPORATE AND OTHER:

       Interest income ............................    $   905        $   221
       General and administrative .................    $   417        $   629
       Discontinued operations ....................    $  --          $ 2,759

 (1) Natural gas is converted into oil equivalents at a rate of six Mcf per barrel of oil.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

CONVEST ENERGY CORPORATION:

      REVENUES. Oil and gas revenue increased by approximately $1.9 million or 17% between the three months ended March 31, 1997 and 1996. The average price Convest received for its oil and gas sales increased by 21% and 35%, respectively, between the corresponding periods. Oil production increased by 9% between the periods while gas production decreased by 19%. During 1996 and early 1997, Convest participated in 20 new exploratory and development wells of which 16 were successful. As a result of this drilling, production from several of Convest's properties increased substantially. The additional production associated with Convest's drilling success was partially offset by the sale or abandonment of a number of marginal properties during 1996 and early 1997 and the effects of depletion on Convest's offshore Gulf of Mexico gas producing properties. Convest's offshore gas properties are subject to inherent steep production declines. These declines were partially offset during 1996 and early 1997 by the aforementioned drilling success. In order to minimize the future effects of such declines, Convest must replace its reserves through its exploratory and development drilling and acquisition activities. Convest's gas plant revenue increased by $241,000 or 67% between the corresponding periods due primarily to higher prices received for output from the plant.

      PRICE RISK MANAGEMENT/HEDGING. Convest uses a combination of futures contracts traded on the NYMEX and over the counter price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of Convest's hedging activities, it recorded hedging losses of approximately $92,700 and $1.7 million for the three month periods ended March 31, 1997 and 1996, respectively. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price Convest received for its oil and gas sales.

      PRODUCTION EXPENSES. Production expenses decreased by approximately $1.0 million or 24% between the corresponding periods. The decrease in lease operating expenses was primarily due to the aforementioned sale or abandonment of a number of marginal producing properties during 1996 and early 1997 which tended to have high operating expense. Production expenses per barrel of oil equivalent ("BOE") was $4.52 for the three months ended March 31, 1997 compared to $5.26 for the corresponding period of 1996.

      ABANDONMENT AND EXPLORATION COSTS. Abandonment and exploration costs increased by approximately $1.0 million due to the aforementioned abandonment of several offshore properties during the first quarter of 1997 and the write off of two unsuccessful exploratory wells drilled during the first quarter of 1997. Neither of the exploratory wells proved to be commercially viable and, accordingly, the drilling costs associated with the wells was written off in accordance with the successful efforts method of accounting.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by approximately 9% between the corresponding periods due primarily to the resignation of the former President and Chief Operating Officer and the former Chief Financial Officer of Convest during late 1996. Subsequent to the resignation of the two former executive officers, neither position has been replaced resulting in lower salary expense for 1997.

      INTEREST EXPENSE. Interest expense decreased by $311,000 or 85% between the corresponding periods due to the repayment of all outstanding borrowing under Convest's credit facility during early 1997.

      DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). DD&A on oil and gas properties decreased by approximately $525,000 or 13% between the corresponding periods. The decrease in DD&A was primarily due to 11% decline in overall production volumes on a per BOE basis. DD&A per BOE was $4.99 for the three months ended March 31, 1997 compared to $5.07 for the corresponding period of 1996.

      GAIN ON ASSET SALES. In January 1996, Convest completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million. As a result of the sale, Convest recorded a gain on the property sale of approximately $620,000 during the first quarter of 1996. Convest has continued to review its properties with a focus on profitability and as a result has sold several non- strategic properties with marginal profitability during the first quarter of 1997. Aggregate sale proceeds totaled approximately $268,000 and resulted in a gain of approximately $122,000 for the three months ended March 31, 1997.

      OPERATING CASH FLOW. As a result of the aforementioned changes, Convest had operating cash flow, before changes in working capital, of $8.6 million for the three months ended March 31, 1997 compared to $5.4 million for the corresponding period of 1996. The increase in operating cash flow enabled Convest to fund its expanded exploratory and development program and repay the remaining outstanding balance under its long-term credit facility.

CORPORATE AND OTHER:

      INTEREST INCOME. Interest income increased by $684,000 between the corresponding periods due primarily to the Company having higher cash balances available for investment. The higher cash balances are a result of the sale of Energy Source completed in December 1997. The Company invests its available cash balances in high grade short-term debt issues, money market accounts and overnight investments with major financial institutions.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $212,000 or 34% between the corresponding periods. Subsequent to the sale of Energy Source, the Company's only line of business is its 73% interest in Convest. As a result of the Energy Source sale, the Company has incurred lower corporate general and administrative expense.

      DISCONTINUED OPERATIONS. As previously stated, the Company sold substantially all of the assets of Energy Source during December 1996. For the three months ended March 31, 1996, income from Energy Source's gas marketing operations totaled approximately $2.8 million.

                         CAPITAL RESOURCES AND LIQUIDITY

EDISTO WORKING CAPITAL

      At March 31, 1997, Edisto had cash and cash equivalents of approximately $75.1 million, which included $6.4 million of cash and cash equivalents (including restricted cash) at Convest. In addition, Convest had assets from risk management activities of $67,000, which consisted primarily of cash on deposit at brokerage houses, including margin accounts, and receivables from counterparties in swap transactions. The cash and cash equivalents at Edisto are invested in short-term, highly liquid investments which are readily convertible into cash and have original maturities of three months or less.

      At March 31, 1997, Edisto had net working capital totaling $66.0 million (excluding the $5.0 million working capital deficit of Convest) comprised primarily of $68.8 million of cash and cash equivalents. As previous stated, the substantial increase in available cash balances was primarily attributable to the sale of the Company's gas marketing operations in December 1996. Proceeds from the sale of the gas marketing operations totaled $15.3 million (gross proceeds of $43.3 million less approximately $27.9 million of cash balances held by the gas marketing subsidiary on the closing date of the sale).

CONVEST WORKING CAPITAL

      At March 31, 1997, Convest had a working capital deficit of approximately $5.0 million. This working capital deficit was caused primarily by the inclusion in current liabilities of an aggregate of approximately $5.4 million of accrued liabilities for abandonment, operating expenses attributable to the sale of a production payment on two properties and gas imbalance liabilities (deferred revenues). There is no offsetting current asset for any of these current liabilities since they will be repaid from the operating cash flow from the oil and gas properties, which are reflected as a long-term asset on the balance sheet in accordance with generally accepted accounting principles.

      Convest's ability to reduce the existing working capital deficit while maintaining an active drilling program and normal operations will depend upon the net cash flows generated from its oil and gas properties. In this regard, Convest's net revenues from its oil and gas properties are expected to decline significantly, although the drilling success in 1996 and early 1997 has mitigated the steep production decline from its offshore gas properties.

      Based on the cash flow from Convest's existing properties coupled with the aforementioned incremental production capacity added on High Island Block 195 and West Cameron Block 607, management believes that Convest has the financial capability to satisfy its working capital deficit, while sustaining its 1997 capital expenditures program and meeting operating needs arising in the ordinary course of business.

CONVEST CAPITAL EXPENDITURES

      Convest has budgeted capital expenditures totaling $12.4 million for the remainder of 1997, primarily related to the drilling activities conducted on High Island Block 195 and new drilling on other offshore properties. In addition, it is anticipated that an additional well will be proposed on High Island Block 195 for which no costs are currently included in Convest's budgeted capital expenditures. As previously stated, management believes that the cash flow generated from Convest's properties coupled with the available borrowings under Convest's credit facility will be adequate to fund the anticipated capital expenditures for 1997.

CONVEST CREDIT FACILITY AND LONG-TERM DEBT

      On June 26, 1995, Convest entered into a new credit agreement which terminates January 1, 1999. This facility is secured by a first lien on substantially all of Convest's assets, including its oil and gas properties and gas plant. The borrowing base under the credit facility is subject to redetermination semi-annually (on May 31 and November 30) using engineering determinations and pricing and other assumptions designated by the bank group. Effective December 1, 1996, the new borrowing base under the credit facility was $19.2 million, based on the lending banks' semi-annual redetermination, which began reducing by $1.0 million per month beginning January 1, 1997. Effective January 28, 1997, the borrowing base was reduced by $300,000 to give effect to the sale of an oil and gas property securing the credit facility. After giving effect to the monthly borrowing base reductions and the reduction resulting from the property sale, Convest's borrowing base under the credit facility was approximately $15.9 million on March 31, 1997. Convest's borrowing capacity will be substantially reduced over the next year (by at least $12.0 million) unless there is substantial improvement in oil and gas prices or it is successful in proving up additional reserve quantities.

      During 1997, Convest repaid $4.0 million of debt under the credit facility. Subsequent to the repayment made during 1997 there were no borrowings outstanding under Convest's credit facility, however, the credit facility will remain available for future credit needs.

VOLATILITY OF NATURAL GAS AND OIL PRICES

      The revenues generated from oil and gas operations are highly dependant upon the prices of oil and natural gas. Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of Convest. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of natural gas and oil, the price of foreign imports and overall economic conditions. It is impossible to predict future natural gas and oil price movements with any certainty. Declines in natural gas and oil prices may adversely affect Convest's financial condition, liquidity and results of operations. Lower natural gas and oil prices also may reduce the amount of Convest's natural gas and oil that can be produced economically.

                          PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

      Note 8 of the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.

      None.

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


                                     EDISTO RESOURCES CORPORATION
                                            (Registrant)

                                     BY: /S/ STEVEN G. IVES
                                         STEVEN G. IVES
                                         VICE PRESIDENT - CONTROLLER AND
                                          CHIEF ACCOUNTING OFFICER
                                          (PRINCIPAL ACCOUNTING OFFICER)

DATED: MAY 14, 1997