Form 10-Q
period 1997-06-30
EDISTO RESOURCES CORP
filed 1997-08-14
CIK 857102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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



       Registrant's telephone number, including area code:(713) 782-0095


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

                             Yes  [X]       No  [ ]

        The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at August 6, 1997, was 14,242,045.

                          EDISTO RESOURCES CORPORATION

                          Quarterly Report on Form 10-Q
                       for the Quarter Ended June 30, 1997

                                      INDEX

                                                                                                PAGE NO.
I.      FINANCIAL INFORMATION
        Item 1.Financial Statements of Edisto Resources Corporation:
               Consolidated Balance Sheets                                                         3
               Consolidated Statements of Operations - Six Months Ended June 30, 1997              4
               Consolidated Statements of Operations - Three Months Ended June 30, 1997            5
               Consolidated Statement of Stockholders' Equity                                      6
               Consolidated Statements of Cash Flows                                               7
               Notes to the Consolidated Financial Statements                                      8

        Item 2.Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                      16

II.     OTHER INFORMATION

        Item 1.Legal Proceedings                                                                  22

        Item 6.Exhibits and Reports on Form 8-K                                                   22

                          EDISTO RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                        JUNE 30,        DECEMBER 31,
                                                                                                         1997                1996
                                                                                                      ---------           ---------
                                                                                                      (Unaudited)
                      ASSETS
Current assets:
           Cash and cash equivalents .........................................................         $  76,905          $  71,765
           Restricted cash ...................................................................               333                333
           Margin deposits ...................................................................                56                979
           Accounts receivable ...............................................................             8,472              9,835
           Other current assets ..............................................................               766              1,547
                                                                                                       ---------          ---------
               Total current assets ..........................................................            86,532             84,459

Property and equipment:
           Oil and gas properties using the successful
              efforts method of accounting ...................................................           118,117            117,306
           Other .............................................................................               685                641
           Less - accumulated depreciation, depletion and amortization........................           (64,148)           (63,147)
                                                                                                       ---------          ---------
                                                                                                          54,654             54,800

Other noncurrent assets ......................................................................             2,095              2,178
                                                                                                       ---------          ---------
                                                                                                       $ 143,281          $ 141,437
                                                                                                       =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable ..................................................................         $   7,711          $   9,840
           Accrued liabilities and other .....................................................             8,075              9,863
           Deferred revenue ..................................................................             1,905              2,113
                                                                                                       ---------          ---------
               Total current liabilities .....................................................            17,691             21,816

Long-term liabilities:
           Long-term debt ....................................................................                 3              4,003
           Deferred revenue ..................................................................               530                559
           Minority interest .................................................................            13,996             10,850
           Other noncurrent liabilities ......................................................             5,556              7,486
                                                                                                       ---------          ---------
                                                                                                          20,085             22,898

Commitments and contingencies

Stockholders' equity:
           Common stock, $.01 par value, 50,000,000 shares authorized,
            14,238,551 issued at June 30, 1997 and 13,930,052
             issued at December 31, 1996 .....................................................               142                139
           Additional paid-in capital ........................................................            72,699             70,675
           Retained earnings .................................................................            33,063             26,308
           Foreign currency translation ......................................................               (37)               (37)
           Treasury stock, at cost, 52,214 shares at June 30,
               1997 and  December 31, 1996 ...................................................              (362)              (362)
                                                                                                       ---------          ---------
               Total stockholders' equity ....................................................           105,505             96,723
                                                                                                       ---------          ---------
                                                                                                       $ 143,281          $ 141,437
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

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                       SIX MONTHS    SIX MONTHS
                                                          ENDED         ENDED
                                                        JUNE 30,       JUNE 30,
                                                           1997          1996
                                                         --------      --------
Oil and gas revenues ...............................     $ 25,917      $ 22,033

Costs and expenses:
  Lease operating and production taxes .............        6,573         8,502
  Abandonment and exploration costs ................        1,252           921
  Depreciation, depletion and amortization .........        7,305         9,100
  General and administrative .......................        3,168         2,898
                                                         --------      --------
                                                           18,298        21,421
                                                         --------      --------
       Operating income ............................        7,619           612
                                                         --------      --------

Other income (expense):
  Interest income ..................................        2,044           589
  Interest expense .................................          (72)         (677)
  Gain on asset sales ..............................           87         1,165
  Minority interest ................................       (2,637)         (379)
  Other, net .......................................          (30)          438
                                                         --------      --------
                                                             (608)        1,136
                                                         --------      --------
Income before income taxes .........................        7,011         1,748

Income tax provisions ..............................         (256)         (277)
                                                         --------      --------

Income from continuing operations ..................        6,755         1,471
                                                         --------      --------

Discontinued operations:
 Income from gas marketing operations ..............         --           1,472
                                                         --------      --------
    Net income .....................................     $  6,755      $  2,943
                                                         ========      ========

Net income per common share:
   Continuing operations ...........................     $    .48      $    .11
   Discontinued operations .........................         --             .12
                                                         --------      --------
   Net income per common share .....................     $    .48      $    .23
                                                         ========      ========

Weighted average common shares
   outstanding .....................................       14,019        12,930

      See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS  THREE MONTHS
                                                          ENDED         ENDED
                                                         JUNE 30,      JUNE 30,
                                                           1997          1996
                                                         --------      --------
Oil and gas revenues ...............................     $ 12,247      $ 10,513

Costs and expenses:
  Lease operating and production taxes .............        3,105         4,109
  Abandonment and exploration costs ................          161           879
  Depreciation, depletion and amortization .........        3,682         4,896
  General and administrative .......................        1,621         1,030
                                                         --------      --------
                                                            8,569        10,914
                                                         --------      --------
       Operating income ............................        3,678          (401)
                                                         --------      --------

Other income (expense):
  Interest income ..................................        1,052           285
  Interest expense .................................          (16)         (307)
  Gain on asset sales ..............................          (35)          352
  Minority interest ................................       (1,301)          203
  Other, net .......................................           43           102
                                                         --------      --------
                                                             (257)          635
                                                         --------      --------
Income before income taxes .........................        3,421           234

Income tax provisions ..............................         (158)         (107)
                                                         --------      --------

Income from continuing operations ..................        3,263           127
                                                         --------      --------

Discontinued operations:
 Income from gas marketing operations ..............         --          (1,287)
                                                         --------      --------
    Net income .....................................     $  3,263      $ (1,160)
                                                         ========      ========

Net income per common share:
   Continuing operations ...........................     $    .23      $    .01
   Discontinued operations .........................         --            (.10)
                                                         --------      --------
   Net income per common share .....................     $    .23      $   (.09)
                                                         ========      ========
Weighted average common shares
   outstanding .....................................       14,091        13,440
                                                         ========      ========

      See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              NUMBER OF               ADDITIONAL                 FOREIGN
                                               COMMON      COMMON      PAID-IN      RETAINED     CURRENCY     TREASURY
                                               SHARES      STOCK       CAPITAL      EARNINGS   TRANSLATION     STOCK          TOTAL
                                               ------       ----       -------       -------       ----        -----        --------
Stockholder's equity,
  December 31, 1996 ....................       13,930       $139       $70,675       $26,308       $(37)       $(362)       $ 96,723

Net income .............................         --          --           --           6,755        --          --             6,755
Common stock issued
   pursuant to 1996 bonus
   plan ................................            6        --             55          --          --          --                55
Exercise of employee stock
   options .............................          303          3         1,969          --          --          --             1,972
                                               ------       ----       -------       -------       ----        -----        --------

Stockholder's equity,
  June 30, 1997 ........................       14,239       $142       $72,699       $33,063       $(37)       $(362)       $105,505
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

                          EDISTO RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS   SIX MONTHS
                                                                                 ENDED       ENDED
                                                                                JUNE 30,    JUNE 30,
                                                                                  1997        1996
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..............................................................   $  6,755    $  2,943
    Adjustments to reconcile net income to net cash
      provided  by operating activities:
    Depreciation, depletion and amortization ................................      7,305       8,337
    Impairment of oil and gas properties ....................................       --         1,120
    Abandonments and exploration costs ......................................        665         781
    Gains on sales of assets ................................................        (87)     (1,167)
    Equity in income of affiliates ..........................................       --          (241)
    Minority interest expense ...............................................      2,637         379
    Other ...................................................................        110         807
    Changes in assets and liabilities:
      Accounts receivable and inventory .....................................      1,754     (15,760)
      Accounts payable and accrued liabilities ..............................     (3,690)     14,780
      Other .................................................................       (518)      1,377
                                                                                --------    --------
         Net cash provided by operating activities ..........................     14,931      13,356
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of assets .........................................        768       3,874
 (Purchase) sale of hedging instruments .....................................      1,110      (2,647)
  Acquisition, exploration and development costs ............................     (9,534)     (4,721)
  Payments to affiliates ....................................................       --            79
  Purchase of other current and noncurrent assets ...........................       (107)       (820)
                                                                                --------    --------
        Net cash used in investing activities ...............................     (7,763)     (4,235)
                                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital leases .............................     (4,000)     (7,945)
  Exercised employee stock options ..........................................      1,972        --
  Repurchase of common shares ...............................................       --          (173)
  Stock issue on exercise of warrants .......................................       --         8,941
  Currency translation ......................................................       --            11
                                                                                --------    --------
        Net cash provided by (used in) financing activities .................     (2,028)        834
                                                                                --------    --------

Net increase in cash and cash equivalents ...................................      5,140       9,955
Cash and cash equivalents, including restricted cash,
  at beginning of period ....................................................     72,098      33,697
                                                                                --------    --------
Cash and cash equivalents, including restricted cash,
  at end of period ..........................................................   $ 77,238    $ 43,652
                                                                                ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
  Interest ..................................................................   $    238    $    888
                                                                                ========    ========
  Taxes .....................................................................   $    606    $    410
                                                                                ========    ========

      See the accompanying notes to the consolidated financial statements.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

(1)   ORGANIZATION AND PRESENTATION

      The accompanying consolidated financial statements include the accounts of Edisto Resources Corporation, a Delaware corporation ( the "Company" or "Edisto"), and its consolidated subsidiaries. On December 10, 1996, the Company sold substantially all of the assets of its gas marketing subsidiaries, Energy Source, Inc. and Energy Source Canada, Inc. (collectively "Energy Source"), to two subsidiaries of Pacific Gas Transmission Company. Since this sale, the Company's only line of business has been oil and gas exploration and production which is conducted through a 72% interest in Convest Energy Corporation ("Convest"), an independent oil and gas exploration and production company listed on the American Stock Exchange. Edisto owns 7,598,771 shares of Convest Common Stock.

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

(2)   PROPOSED MERGER WITH FORCENERGY INC

      On June 19, 1997, Edisto, Convest, Forcenergy Inc ("Forcenergy") (NYSE "FEN"), and a Forcenergy subsidiary executed a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for Edisto and Convest to be merged into Forcenergy.

      Under the Merger Agreement, (a) each issued and outstanding share of Edisto Common Stock will be converted into the right to receive (I) $4.886 in cash and (ii) a fractional interest in a share of Forcenergy Common Stock equal to $5.064 divided by the Weighted Average Trading Price of Forcenergy Common Stock and (b) each issued and outstanding share of Convest Common Stock will be converted into the right to receive a fractional interest in a share of Forcenergy Common Stock equal to $8.88 divided by the Weighted Average Trading Price of Forcenergy Common Stock; PROVIDED, HOWEVER, that in no event will the Weighted Average Trading Price of Forcenergy Common Stock be less than $28.96 nor more than $34.96. The "Weighted Average Trading Price" of Forcenergy Common Stock will be calculated by taking the average of the following daily calculations for each of the ten trading days ending two trading days prior to the closing date for the Merger: (I) grouping together all shares of Forcenergy Common Stock traded on such day at the same trading price, (ii) multiplying the aggregate number of shares in each price group by the trading price for such group to calculate a product (the total sold shares value) for each group, (iii) adding all of such products from each group, and (iv) dividing the resulting total by the aggregate number of shares traded on such trading day. Cash will be paid in lieu of fractional shares of Forcenergy Common Stock. The transaction is expected to close in October 1997.

      The majority shareholders of Edisto and Convest have agreed to vote their respective shares in favor of the transaction thereby assuring the required shareholder approval for the Merger Agreement. Investment funds and accounts managed by TCW Special Credits and Oaktree Capital Management, L.L.C., which hold slightly in excess of 51% of Edisto's Common Stock, have agreed to vote for the transaction. In addition, such investment funds and accounts have contractually agreed not to sell 80% of the Forcenergy Common Stock received in the transaction for a period of six months after the closing. Edisto currently owns approximately 72% of the outstanding shares of Common Stock of Convest, and has agreed in the Merger Agreement to vote its shares of Convest Common Stock in favor of the transaction.

      The accompanying financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the proposed merger.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EDISTO

      CASH AND CASH EQUIVALENTS. Cash equivalents consist of short-term highly liquid investments which are readily convertible into cash and have original maturities of three months or less. The Company's investment policy for its available cash balances allows for investment in high grade short-term debt issues as well as investments in money market accounts and overnight investments with major financial institutions. At June 30, 1997, the Company had cash and cash equivalents, including restricted cash, of $77.2 million of which $7.4 million was held at Convest.

      NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of shares outstanding which were 14,019,317 and 12,929,661 for the six months ended June 30, 1997 and 1996, respectively, and 14,090,803 and 13,440,269 for the three months ended June 30, 1997 and 1996, respectively. No effect has been given to options outstanding under the Company's stock option plans because their effect is antidilutive or immaterial.

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

CONVEST

      RECLASSIFICATIONS AND CONSOLIDATION. Certain reclassifications have been made to prior year financial statements to conform to the presentation for 1997. All significant intercompany accounts and activities have been eliminated.

      RESTRICTED CASH. Restricted cash consists of $333,000 of certificates of deposit held by various financial institutions. The certificates of deposit are held in escrow as collateral for letters of credit issued for (I) lease payments on certain offshore platforms and (ii) estimated plugging and abandonment costs expected to be incurred on certain onshore oil and gas properties.

      PROPERTY AND EQUIPMENT. Convest follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including developmental dry holes, and productive leases are capitalized. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. The capitalized costs of oil and gas properties are charged to operations as depreciation, depletion and amortization using the unit-of-production method based on the ratio of current production to proved recoverable oil and gas reserves (as defined by the Securities and Exchange Commission) on a lease by lease basis. Reserve estimates for Convest's properties were prepared or audited by independent petroleum engineering firms at year end. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf of gas to 1 barrel of oil. Depreciation, depletion and amortization per equivalent unit of oil production was $4.74 and $4.83 for the six month periods ended June 30, 1997 and 1996, respectively, and $4.51 and $4.60 for the three month periods ended June 30, 1997 and 1996, respectively. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

     Under Statement of Financial Accounting Standards No. 121 ("SFAS 121") regarding accounting for the impairment of long-lived assets, Convest is required to recognize an impairment loss for its proved oil and gas properties if the carrying value of such properties

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Convest must assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed expected future cash flows. During the second quarter of 1996, it was determined that one of Convest's offshore properties had experienced a permanent decline in production. Accordingly, Convest recorded an impairment loss of approximately $1.1 million during the second quarter of 1996. No such provision has been required during 1997.

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

      As of June 30, 1997 and December 31, 1996, Convest had made payments totaling approximately $4.8 million and $4.2 million to the Abandonment Fund, respectively. These payments were applied to the total long-term abandonment reserve of $7.5 million and $7.7 million, as of June 30, 1997 and December 31, 1996, respectively, resulting in a net long-term abandonment reserve of $2.7 million and $3.5 million as of those dates. The current portion of the abandonment reserve was $2.1 million and $2.3 million as of June 30, 1997 and December 31, 1996, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

      LEASE OPERATING EXPENSES. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., Convest established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of June 30, 1997 and December 31, 1996, the current balance of this reserve was $1.6 million, respectively, and the long-term balance was $2.8 million and $3.7 million, respectively, and were presented in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," respectively, in the consolidated financial statements.

      GAS BALANCING. Convest uses the entitlement method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at June 30, 1997 and December 31, 1996 were $2.4 million and $2.3 million, respectively, and are included in "Accounts Receivable - Oil and Gas Production" and "Other Noncurrent Assets" in the consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at June 30, 1997 and December 31, 1996 were $2.4 million and $2.7 million, respectively, and are included in "Current Liabilities - Deferred Revenue" and "Long-Term Liabilities
- Deferred Revenue" in the consolidated financial statements.

      ACCOUNTING FOR INCOME TAXES. Convest records income taxes in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the balance sheet approach of income tax accounting whereby deferred income taxes are provided at the balance sheet date for the differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts.

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

      NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of shares outstanding which were 10,472,100 and 10,412,722 for the six months ended June 30, 1997 and 1996, respectively, and 10,508,115 and 10,412,722 for

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the three months ended June 30, 1997 and 1996, respectively. No effect has been given to options outstanding under Convest's stock option plans because their effect is antidilutive or immaterial.

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

      STATEMENT OF CASH FLOWS. For purposes of the consolidated statements of cash flows, Convest considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant estimates are discussed herein.

(4)   DISCONTINUED OPERATIONS

      From 1990 until December 1996, Edisto conducted natural gas marketing operations through Energy Source. On December 10, 1996, Energy Source sold substantially all of its assets to Pacific Gas Transmission Company, a subsidiary of PG&E Corporation (NYSE "PCG"). The sales price was $23.3 million in cash, plus the working capital of Energy Source at July 31, 1996 (approximately $20.0 million). The sales price, however, is subject to adjustment after the closing by the adjusted consolidated net income or loss of Energy Source from August 1, 1996 to November 30, 1996. The Company and PGT have not yet finalized the purchase price adjustment. Under the Purchase Agreement, Edisto also retained certain assets and liabilities of Energy Source. In connection with this sale, Edisto recognized a gain of approximately $15.3 million during 1996, net of approximately $700,000 of income tax.

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

      Pursuant to the Purchase Agreement, Edisto also retained the liabilities and counterclaims against PanEnergy Corporation and Panhandle Eastern Pipe Line Company under a lawsuit in the District Court of Harris County, Texas. This lawsuit is described in Note 10 --"Commitments and Contingencies" herein.

      Separate from the lawsuit with Panhandle, Edisto retained as an asset all rights to receive a refund from Panhandle under a proposed settlement of certain rate cases pending before the Federal Energy Regulatory Commission. In April 1997, the settlement was finalized and Panhandle acknowledged Edisto's right to receive a refund of approximately $1.0 million, but offset it against amounts which Panhandle claims are owed to it by the Company. This refund is included in Accounts Receivable on the accompanying Consolidated Balance Sheet at June 30, 1997 and December 31, 1996.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)   CONSOLIDATING BALANCE SHEETS

      Set forth below are the Consolidating Balance Sheets of Edisto and its consolidated subsidiary, Convest, at June 30, 1997.


                                       CONSOLIDATING BALANCE SHEETS
                                              JUNE 30, 1997
                                              (IN THOUSANDS)

                                                                                      CONSOLIDATED
                                                    EDISTO (1)  CONVEST   ELIMINATIONS   EDISTO
                                                     --------   --------    ---------    --------
ASSETS:
    Cash and cash equivalents ....................   $ 69,869   $  7,369    $    --      $ 77,238
    Margin deposits ..............................       --           56         --            56
    Accounts receivable ..........................      1,714      7,130         (372)      8,472
    Other current assets .........................          4        762         --           766
                                                     --------   --------    ---------    --------
        Total current assets .....................     71,587     15,317         (372)     86,532
                                                     --------   --------    ---------    --------
    Property and equipment, net ..................         72     54,582         --        54,654
                                                     --------   --------    ---------    --------
    Investment in Convest ........................     38,414       --        (38,414)       --
                                                     --------   --------    ---------    --------
    Other assets .................................         27      2,618         (550)      2,095
                                                     --------   --------    ---------    --------
                                                     $110,100   $ 72,517    $ (39,336)   $143,281
                                                     ========   ========    =========    ========
LIABILITIES AND EQUITY:
    Accounts payable .............................   $    615   $  7,467    $    (372)   $  7,710
    Accrued liabilities and other ................      3,379      4,696         --         8,075
    Deferred revenue .............................       --        1,906         --         1,906
                                                     --------   --------    ---------    --------
        Total current liabilities ................      3,994     14,069         (372)     17,691
                                                     --------   --------    ---------    --------
    Long-term debt ...............................       --            3         --             3
    Minority interest ............................       --         --         13,996      13,996
    Other noncurrent liabilities .................         51      6,035         --         6,086
                                                     --------   --------    ---------    --------
        Total long-term liabilities ..............         51      6,038       13,996      20,085
                                                     --------   --------    ---------    --------
    Stockholders' equity .........................    106,055     52,410      (52,960)    105,505
                                                     --------   --------    ---------    --------
                                                     $110,100   $ 72,517    $ (39,336)   $143,281
                                                     ========   ========    =========    ========

----------------------

    (1) Includes Edisto and its subsidiaries other than Convest.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)     HEDGING ACTIVITIES

        As previously stated, Convest conducts its hedging activities through major financial institutions. Set forth below is the contract amount and term of all futures contracts held for price risk management purposes by Convest at June 30, 1997 and December 31, 1996:


                            JUNE 30, 1997                 DECEMBER 31, 1996
                      ------------------------        -------------------------
                         OIL             GAS             OIL             GAS
                      --------        --------        --------       ----------
Quantity Sold         30 Mbbls        740 MMCF        90 Mbbls       3,300 MMcf
Maximum Term          3 Months        3 Months        9 Months        10 Months
Average Price          $21.07           $2.38          $22.50           $2.53

        Convest will continue its hedging activities during 1997 in order to mitigate the volatility of its crude oil and natural gas prices. Gains and losses realized upon the settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. The fair value of Convest's open positions at June 30, 1997 were $182,150. As a result of fluctuations in the price of crude oil and natural gas subsequent to June 30, 1997, the stated fair value of Convest's open positions is not indicative of the value which would be received if the positions were closed at current prices. The fair value of Convest's hedges was based on the cost that would have been incurred to buy out those hedges in a loss position and the consideration that would have been received to terminate those hedges in a gain position. The cash margin required by the counterparties to Convest's hedging activities totaled $56,000 and $1.0 million as of June 30, 1997 and December 31, 1996, respectively, and are included in other current assets.

(7)     RELATED PARTY TRANSACTIONS

        During December 1996, Edisto sold substantially all of the assets of its wholly owned gas marketing subsidiary, Energy Source, Inc. , to an unrelated third party. From January 1995 until its sale in December 1996, Energy Source had marketed a substantial portion of Convest's gas production. Under the gas marketing arrangement, Convest received a minimum price of 98% of the index for the applicable pipeline. In connection with the sale of Energy Source, Convest and Energy Source agreed to extend the gas marketing arrangement to December 31, 1997. Effective January 1, 1997, the gas marketing arrangement was amended to increase the price received by Convest from 98% to 100% of the index price for the applicable pipeline.

        In connection with the Energy Source sale, all Edisto employees other than Michael Y. McGovern, the Chairman and Chief Executive Officer of Convest and Edisto, became employees of the purchaser. Subsequently, Edisto's corporate headquarters were moved to Convest's offices, and Mr. McGovern and four other employees of Convest have divided their time between Edisto and Convest. Effective December 1, 1996, Mr. McGovern's base salary and benefits have been apportioned 70% to Convest and 30% to Edisto. The base salary and benefits of the other Convest employees who perform work for Edisto also are apportioned based on the approximate amount of time they work for each company.

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

        In addition, Convest and Edisto have a directors' and officers' fiduciary insurance policy that covers both companies. The annual insurance premium was allocated 32% to Convest, for a cost of $96,000 based on the relative percentage that the assets of Convest bear to the total assets of both Convest and Edisto.

        Each of the affiliated party transactions described above was approved by either a special committee of Convest's Board, which was composed of outside directors with no affiliation to Edisto, or the unanimous consent of Convest's Board.

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)     INCOME TAXES

        The Company records current income taxes based on its estimated actual tax liability for the year. The Company provides for deferred income taxes under SFAS No. 109 based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts multiplied by the Company's expected future effective tax rate.

        The Company recorded current income tax expense of $256,000 and $277,000 for the six months ended June 30, 1997 and 1996, respectively, and $158,000 and $107,000 for the three months ended June 30, 1997 and 1996, respectively. The Company has provided a valuation allowance against substantially all of its net deferred tax assets as the "more-likely-than-not" criteria for recognition under SFAS No. 109 has not been met.

(9)     CONVEST CREDIT FACILITY AND LONG-TERM DEBT

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

      Effective December 1, 1996, the borrowing base was $19.2 million which reduces by $1.0 million per month beginning January 1, 1997 based on the lending banks' estimate of production. Effective January 28, 1997 and June 12, 1997, the borrowing base was reduced by $300,000 and $200,000, respectively, to give effect to the sale of oil and gas properties securing the credit facility. Pursuant to the terms of the credit facility, Convest is required to provide the banks with semi annual estimates of its oil and gas reserves on or before April 1 and October 1 of each year. Due to the proposed merger with Forcenergy, the banks have agreed to extend the report required on October 1, 1997 until December 1, 1997. As a result, Convest's borrowing base will continue to reduce by $1.0 million per month until the updated reports are provided and the borrowing base has been redetermined.

      After giving effect to the monthly borrowing base reductions and the reductions resulting from the property sales, Convest's borrowing base under the credit facility was $12.7 million on June 30, 1997. Convest had no outstanding borrowings under its credit facility at June 30, 1997 and $4.0 million outstanding at December 31, 1996. In addition, Convest had $200,000 of letters of credit outstanding at June 30, 1997 and December 31, 1996, primarily related to performance bonds issued for oil and gas operations.

(10)        COMMITMENTS AND CONTINGENCIES

          BRUCE W. MCCONKEY, ET AL V. JAMES R. MCNAB, JR., ET AL. (Cause No. 93-002587 in the 125th District Court of Harris County, Texas). In January 1993, Bruce W. McConkey and two other shareholders of MINT Holding Company ("MINT"), who collectively hold 20% of the outstanding MINT common stock, filed a lawsuit against Edisto, MINT and certain of its former directors who were former officers of Edisto. Edisto owns the remaining 80% of MINT. The lawsuit, among other things, (I) alleged that MINT constructively terminated Mr. McConkey's employment as the President and CEO of MINT, thereby breaching his employment agreement; (ii) alleged that certain directors of MINT breached their fiduciary duties to the plaintiffs, in their capacity as minority shareholders, and (iii) asserted derivative claims on behalf of MINT against certain directors for alleged mismanagement of MINT. Edisto and MINT asserted certain counterclaims against Mr. McConkey based on an unpaid guaranteed debt and an unpaid promissory note.

         In October 1996, the trial court granted an interlocutory summary judgment in favor of Edisto, MINT and the individual defendants on all claims other than the claims against MINT, including the claim that it constructively terminated Mr. McConkey's employment. In mid-July 1997, this lawsuit was tried before a jury and resulted in the following findings: (I) the court found that Mr. McConkey was constructively discharged by MINT which owes Mr. McConkey approximately $32,000 for damages and interest; (ii) Mr. McConkey owes approximately $26,000 to Multiflex on an unpaid promissory note, and (iii) Mr. McConkey owes approximately $400,000 to Edisto for breaching a guaranty issued to Edisto. All other relief sought by Mr. McConkey and the other plaintiffs against

                          EDISTO RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Edisto, MINT and the individual defendants was expressly denied. The final judgment was granted by the trial court on July 29, 1997. It is unknown at this time whether the plaintiffs will appeal this judgment.

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

      POTENTIAL RETAINED LIABILITIES FROM SALE OF GAS MARKETING OPERATIONS. As a condition to the sale of the natural gas marketing operations in December 1996, Edisto retained the rights and liabilities associated with the gas purchase and supply contracts with three of Energy Source Canada's trading partners. Each of these trading partners defaulted under their contracts and sought protection under Canadian bankruptcy laws. Edisto is pursuing its claims in these matters.

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

                      OVERVIEW AND SIGNIFICANT DEVELOPMENTS

OVERVIEW

        Edisto Resources Corporation, a Delaware corporation (the "Company" or "Edisto"), conducts its oil and gas operations through its 72% ownership interest in Convest Energy Corporation ("Convest"), an independent oil and gas exploration and production company listed on the American Stock Exchange. Edisto owns 7,598,771 shares of Convest Common Stock. During December 1996, the Company sold substantially all of the assets of its gas marketing subsidiaries, Energy Source, Inc. and Energy Source Canada, Inc. (collectively "Energy Source"), for approximately $43.3 million. Subsequent to the sale of Energy Source, the Company's only line of business is its oil and gas operations conducted through its ownership interest in Convest.

FINANCIAL RESULTS

        The significant events during 1997 are described below:

        RESULTS OF OPERATIONS. The Company had net income of $3.3 million for the quarter ended June 30, 1997, and $6.8 million for the six months ended June 30, 1997. SEE "Results of Operations" below. The following table summarizes the Company's income between its investment in Convest and other corporate income:

                                              SIX MONTHS     THREE MONTHS
                                                ENDED           ENDED
                                             JUNE 30, 1997   JUNE 30, 1997
                                                ------         ------
                                                     (Unaudited)
Convest Energy Corporation, net of
   minority interest .......................    $6,182         $3,048
Corporate and other ........................       573            215
                                                ------         ------

    Total Operating Income .................    $6,755         $3,263
                                                ======         ======

PROPOSED MERGER WITH FORCENERGY INC

        On June 19, 1997, Edisto, Convest, Forcenergy Inc ("Forcenergy") (NYSE "FEN"), and a Forcenergy subsidiary executed a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for Edisto and Convest to be merged into Forcenergy.

        Under the Merger Agreement, (a) each issued and outstanding share of Edisto Common Stock will be converted into the right to receive (I) $4.886 in cash and (ii) a fractional interest in a share of Forcenergy Common Stock equal to $5.064 divided by the Weighted Average Trading Price of Forcenergy Common Stock, and (b) each issued and outstanding share of Convest Common Stock will be converted into the right to receive a fractional interest in a share of Forcenergy Common Stock equal to $8.88 divided by the Weighted Average Trading Price of Forcenergy Common Stock; PROVIDED, HOWEVER, that in no event will the Weighted Average Trading Price of Forcenergy Common Stock be less than $28.96 nor more than $34.96. The "Weighted Average Trading Price" of Forcenergy Common Stock will be calculated by taking the average of the following daily calculations for each of the ten trading days ending two trading days prior to the closing date for the Merger: (I) grouping together all shares of Forcenergy Common Stock traded on such day at the same trading price, (ii) multiplying the aggregate number of shares in each price group by the trading price for such group to calculate a product (the total sold shares value) for each group, (iii) adding all of such products from each group, and (iv) dividing the resulting total by the aggregate number of shares traded on such trading day. Cash will be paid in lieu of fractional shares of Forcenergy Common Stock. The mergers are expected to close in early October.

        The majority shareholders of Edisto and Convest have agreed to vote their respective shares in favor of the transaction thereby assuring the required shareholder approval of the Merger Agreement. In addition, investment funds and accounts managed by TCW Special Credits and Oaktree Capital Management, L.L.C., which hold slightly in excess of 51% of Edisto's Common Stock, have agreed to vote for the transaction. In addition, such investment funds and accounts have contractually agreed not to sell 80% of the Forcenergy Common Stock received in the transaction for a period of six months after the closing. Edisto currently owns approximately 72% of the outstanding shares of Common Stock of Convest, and has agreed in the Merger Agreement to vote its shares of Convest Common Stock in favor of the transaction.

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

        During March 1997, Convest participated in an additional exploratory test well on Block 195 to test a deeper prospect on the block. The 195 #4 well was directionally drilled to approximately 15,200' and encountered productive gas sands in the Lower Rob "M". Total cost of the well was approximately $1.4 million net to Convest's 23.4% working interest.

        Gas production from the producing wells on Block 195 is being processed from an existing platform located on High Island Block 176. During the second quarter of 1997, Convest participated in the installation of flowlines and certain facility enhancements on the platform on Block 176 at an aggregate cost to date of approximately $200,000. Three of the four wells on Block 195 are currently producing in excess of 60 MMcf of gas per day and the fourth well is projected to be placed on production during August 1997. Convest has a net revenue interest of 19.5% in the production from the block. In addition, it is anticipated that the operator of the High Island Block 195 will propose drilling an additional well during 1997.

        WEST CAMERON BLOCK 607 DRILLING. In March 1997, Convest participated in the drilling of an exploratory test well which was drilled from the existing platform on Block 607 of the West Cameron area of the Gulf of Mexico. The 607 A-4 exploratory well successfully discovered gas reserves in three new sands and was dually completed. Initial production from the well averaged approximately 20 MMCF of gas per day; however, the well has experienced mechanical problems allowing water to channel into the wellbore restricting the gas flow rate to approximately 7 MMcf per day. During July 1997, Convest participated in an unsuccessful operation to restrict the inflow of water. Convest and the operator of the property are currently evaluating other operations to minimize the effects of the water channeling. Convest owns a 49.6% working interest in the block and a 36.0% net revenue interest. Total cost of the well was approximately $2.2 million net to Convest's working interest.

        REPAYMENT OF OUTSTANDING DEBT. During the first quarter of 1997, Convest repaid the remaining $4.0 million of outstanding debt under its long-term credit facility. Following the debt repayment, the credit facility will continue to be available for future borrowings if needed. As of August 1, 1997, the borrowing base under the credit facility was $10.7 million. SEE "Liquidity and Capital Resources - Credit Facility and Long-Term Debt" below.

                              RESULTS OF OPERATIONS

        The following discussion and analysis is based on the historical results of operations of the Company for the periods indicated. The financial information set forth below should be reviewed in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto set forth elsewhere in this Report.

                                                                            SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                        ------------------------          -------------------------
                                                                         1997             1996             1997              1996
                                                                        -------          -------          -------          --------
                                                                               (Unaudited)                      (Unaudited)
                                                                              (in thousands except price data and per BOE data)
CONVEST ENERGY CORPORATION:

    REVENUE:
       Oil ...................................................          $ 9,457          $ 7,845          $ 4,498          $  4,085
       Gas ...................................................           15,448           13,484            7,345             6,085
       Gas Plant .............................................            1,002              704              400               343
                                                                        -------          -------          -------          --------
                                                                        $25,907          $22,033          $12,243          $ 10,513
                                                                        =======          =======          =======          ========
    PRODUCTION:
       Oil (Mbbls) ...........................................              490              460              254               243
       Gas (MMcf) ............................................            6,213            7,006            3,311             3,434

    AVERAGE SALES PRICE:
       Oil (per Bbl)) ........................................          $ 19.29          $ 17.05          $ 17.66          $  16.81
       Gas  (per Mcf) ........................................          $  2.49          $  1.92          $  2.22          $   1.77

    PRODUCTION EXPENSES ......................................          $ 6,277          $ 8,253          $ 3,029          $  3,982

    ABANDONMENT AND EXPLORATION COSTS ........................          $ 1,147          $   921          $    56          $    878

    GENERAL AND ADMINISTRATIVE EXPENSE .......................          $ 2,188          $ 2,281          $ 1,058          $  1,042

    INTEREST EXPENSE .........................................          $    72          $   674          $    16          $    307

    DEPRECIATION, DEPLETION AND
      AMORTIZATION OF OIL AND GAS PROPERTIES .................          $ 7,225          $ 7,857          $ 3,639          $  3,745

    AVERAGE EXPENSES PER EQUIVALENT BARREL
       ("BOE"):(1)
       Production Costs ......................................          $  4.11          $  5.07          $  3.75          $   4.89
       Depreciation and depletion ............................             4.74          $  4.83          $  4.51          $   4.60

CORPORATE AND OTHER:

       Interest income .......................................          $ 1,873          $   436          $   968          $    215
       General and administrative ............................          $   980          $   617          $   563          $    (12)
       Discontinued operations ...............................          $  --            $ 1,472          $  --            $ (1,287)

     (1) Natural gas is converted into oil equivalents at a rate of six Mcf per barrel of oil.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

CONVEST ENERGY CORPORATION:

      REVENUES. Oil and gas revenue increased by approximately $3.6 million or 17% between the six months ended June 30, 1997 and 1996. The average price Convest received for its oil and gas sales increased by 13% and 30%, respectively, between the corresponding periods. Oil production increased by 7% between the periods while gas production decreased by 11%. During 1996 and early 1997, Convest participated in 21 new exploratory and development wells of which 16 were successful. As a result of this drilling, production from several of Convest's properties increased substantially. The additional production associated with Convest's drilling success was partially offset by the sale or abandonment of a number of marginal properties during 1996 and early 1997 and the effects of depletion on Convest's offshore Gulf of Mexico gas producing properties. Also, Convest's offshore gas properties are subject to inherent steep production declines. These declines were partially offset during 1996 and early 1997 by the drilling success mentioned above. In order to minimize the future effects of such declines, Convest must replace its reserves through its exploratory and development drilling and acquisition activities. Convest's gas plant revenue increased by $298,000 or 42% between the corresponding periods due primarily to higher prices received for output from the plant.

      PRICE RISK MANAGEMENT/HEDGING. Convest uses a combination of futures contracts traded on the NYMEX and over the counter price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of Convest's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of Convest's hedging activities, Convest recorded hedging income of approximately $313,000 for the six month period ended June 30, 1997 and a hedging loss of approximately $4.5 million for the corresponding period of 1996. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price Convest received for its oil and gas sales.

      PRODUCTION EXPENSES. Production expenses decreased by approximately $2.0 million or 24% between the corresponding periods. The decrease in lease operating expenses was primarily due to the aforementioned sale or abandonment of a number of marginal producing properties during 1996 and early 1997 which tended to have high operating expense. Production expenses per barrel of oil equivalent ("BOE") was $4.11 for the six months ended June 30, 1997 compared to $5.07 for the corresponding period of 1996.

      ABANDONMENT AND EXPLORATION COSTS. Abandonment and exploration costs increased by approximately $226,000 due to (I) the aforementioned abandonment of several offshore properties during the first quarter of 1997 and (ii) the write off of approximately $757,000 associated with two unsuccessful exploratory wells drilled during the first quarter of 1997 in accordance with the successful efforts method of accounting. During the second quarter of 1996, Convest expensed approximately $750,000 of drilling costs associated with two unsuccessful exploratory test wells.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by approximately 4% between the corresponding periods due primarily to the resignation of the former President and Chief Operating Officer and the former Chief Financial Officer during late 1996. Subsequent to the resignation of the two former executive officers, neither position has been replaced resulting in lower salary expense for 1997.

      INTEREST EXPENSE. Interest expense decreased by $602,000 or 89% between the corresponding periods due to the repayment of all outstanding borrowing under Convest's credit facility during early 1997.

      DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). DD&A on oil and gas properties decreased by approximately $632,000 or 8% between the corresponding periods. The decrease in DD&A was primarily due to a 6% decline in overall production volumes on a per BOE basis. DD&A per BOE was $4.74 for the six months ended June 30, 1997 compared to $4.83 for the corresponding period of 1996.

      IMPAIRMENT OF OIL AND GAS PROPERTIES. During the second quarter of 1996, Convest recorded an impairment of $1.1 million on one of its offshore gas properties. During the second quarter of 1996, the producing well on the property experienced permanent mechanical difficulties and, accordingly, the property was written off in accordance with SFAS 121. No such provision has been required in 1997.

      GAIN ON ASSET SALES. In January 1996, Convest completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million. As a result of the sale, Convest recorded a gain on the property sale of approximately $620,000 during the first quarter of 1996. Convest has continued to review its properties with a focus on profitability and as a result has sold several non-strategic properties with marginal profitability during 1997. Aggregate sale proceeds totaled approximately $740,000 and resulted in a gain of approximately $63,000 for the six months ended June 30, 1997.

CORPORATE AND OTHER:

      INTEREST INCOME. Interest income increased by $1.4 million between the corresponding periods due primarily to the Company having higher cash balances available for investment. The higher cash balances are a result of the sale of Energy Source completed in December 1996. The Company invests its available cash balances in high grade short-term debt issues, money market accounts and overnight investments with major financial institutions.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $363,000 between the corresponding periods. The increase in general and administrative is primarily due to higher legal fees associated with the litigation retained by Edisto in connection with the Energy Source asset sale. In addition, Mr. McGovern received a bonus of $110,000 pursuant to the 1996 bonus plan. The bonus, which was paid one-half in cash and one-half in Edisto Common Stock, was recorded during the second quarter of 1997.

      DISCONTINUED OPERATIONS. As previously stated, the Company sold substantially all of the assets of Energy Source during December 1996. For the six months ended June 30, 1996, income from Energy Source's gas marketing operations totaled approximately $1.5 million.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996.

CONVEST ENERGY CORPORATION:

      REVENUES. Oil and gas revenues increased by approximately $1.7 million or 16% between the three months ended June 30, 1997 and the corresponding period of 1996. The average price Convest received for its oil and gas sales increased by 5% and 25%, respectively, between the corresponding periods. Oil production increased by 5% between the periods while gas production decreased by 4%. As previously stated, Convest's drilling success during 1996 and early 1997 served to mitigate the effects of depletion from Convest's oil and gas properties. Convest's gas plant revenue increased by $57,000 and 17% between the periods due to higher prices received for output from the plant.

      PRICE RISK MANAGEMENT/HEDGING. As previously stated, Convest uses futures contracts and price swap agreements to hedge against the volatility of natural gas and oil prices. For the three months ended June 30, 1997, Convest recorded hedging income of approximately $406,000 compared to a hedging loss of approximately $2.3 million for the corresponding period of 1996.

      PRODUCTION EXPENSES. Production expenses decreased by approximately $1.0 million or 24% between the corresponding periods. The decrease in production expenses was primarily due to the aforementioned sale or abandonment of a number of marginal producing properties. Production expenses per BOE totaled $3.75 for the three months ended June 30, 1997 compared to $4.89 for the corresponding period of 1996.

      ABANDONMENT AND EXPLORATION COSTS. Abandonment and exploration costs increased by $822,000 or 94% due to the writeoff of two unsuccessful exploratory wells during the second quarter of 1996 in accordance with the successful efforts method of accounting.

      INTEREST EXPENSE. Interest expense decreased by $291,000 or 95% due primarily to the aforementioned repayment of all outstanding borrowings under Convest's credit facility during early 1997.

      DEPRECIATION, DEPLETION AND AMORTIZATION. DD&A on oil and gas properties decreased by $106,000 due primarily to the aforementioned production declines. DD&A per BOE was $4.51 for the three months ended June 30, 1997 compared to $4.60 for the corresponding period of 1996.

      IMPAIRMENT OF OIL AND GAS PROPERTIES. As previously stated, one of Convest's offshore gas properties experienced a permanent decline in production during the second quarter of 1996. In accordance with the applicable accounting rules, Convest recorded an impairment of approximately $1.1 million during June 1996. No such provision has been required in 1997.

CORPORATE AND OTHER:

      INTEREST INCOME. Interest income increased by $753,000 between the corresponding periods. As previously stated, the Company has higher cash balances available for investment due to the Energy Source asset sale completed during December 1996.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased by $575,000 between the corresponding periods due to the aforementioned increase in legal fees and the bonus paid to Mr. McGovern which was paid during the second quarter of 1997.

      DISCONTINUED OPERATIONS. For the three months ended June 30, 1996, Energy Source reported a loss of approximately $1.3 million related to its gas marketing operations. As previously stated, Edisto sold substantially all of the assets of Energy Source during December 1996.

                                      CAPITAL RESOURCES AND LIQUIDITY

EDISTO WORKING CAPITAL

      At June 30, 1997, Edisto had cash and cash equivalents of approximately $77.2 million, which included $7.4 million of cash and cash equivalents (including restricted cash) at Convest. In addition, Convest had assets from risk management activities of $56,000, which consisted primarily of cash on deposit at brokerage houses, including margin accounts, and receivables from counterparties in swap transactions. The cash and cash equivalents at Edisto are invested in short-term, highly liquid investments which are readily convertible into cash and have original maturities of three months or less.

      At June 30, 1997, Edisto had net working capital totaling $67.6 million (excluding the $1.2 million of working capital of Convest) comprised primarily of $69.8 million of cash and cash equivalents. As previous stated, the substantial increase in available cash balances was primarily attributable to the sale of the Company's gas marketing operations in December 1996. Proceeds from the sale of the gas marketing operations totaled $15.3 million (gross proceeds of $43.3 million less approximately $27.9 million of cash balances held by the gas marketing subsidiary on the closing date of the sale).

CONVEST WORKING CAPITAL

      Convest had working capital of $1.2 million at June 30, 1997 compared to a working capital deficit of $2.6 million at December 31, 1996. The primary contributor to the improvement in Convest's working capital position during 1997 was an overall increase in the price Convest received for its oil and gas production. The higher oil and gas prices coupled with the additional production associated with Convest's exploratory and development program enabled Convest to reduce its current liabilities and accumulate higher cash balances.

      Based on the cash flow from Convest's oil and gas properties, management believes that Convest has the financial capability to satisfy its 1997 capital expenditures program while meeting operating needs arising in the ordinary course of business.

CONVEST CAPITAL EXPENDITURES

      Convest has budgeted capital expenditures totaling $9.7 million for the remainder of 1997. In addition, Convest anticipates that the operator for the High Island Block 195 will propose drilling an additional well for which no costs are currently included in Convest's capital budget. As previously stated, management believes that the cash flow generated from Convest's properties coupled with the available borrowings under Convest's credit facility will be adequate to fund the anticipated capital expenditures for 1997.

CONVEST CREDIT FACILITY AND LONG-TERM DEBT

      On June 26, 1995, Convest entered into a new credit agreement which terminates January 1, 1999. This facility is secured by a first lien on substantially all of Convest's assets, including its oil and gas properties and gas plant. The borrowing base under the credit facility is subject to redetermination semi-annually (on May 31 and November 30) using engineering determinations and pricing and other assumptions designated by the bank group. Effective December 1, 1996, the new borrowing base under the credit facility was $19.2 million, based on the lending banks' semi-annual redetermination, which began reducing by $1.0 million per month beginning January 1, 1997. Effective January 28, 1997 and June 12, 1997, the borrowing base was reduced by $300,000 and $200,000, respectively, to give effect to the sale of oil and gas properties securing the credit facility. Pursuant to the terms of the credit facility, Convest is required to provide the banks with semi-annual estimates of its reserves on or before April 1 and October 1 of each year. Due to the proposed merger with Forcenergy, the banks have agreed to extend the report due on October 1, 1997 until December 1, 1997. As a result, Convest's borrowing base will continue to reduce by $1.0 million per month until the updated reports are provided and the borrowing base has been redetermined. After giving effect to the monthly borrowing base reductions and the reduction resulting from the property sales, Convest's borrowing base under the credit facility was approximately $10.7 million on August 1, 1997. Based on the scheduled borrowing base reductions, the Company will have no borrowing capacity under the credit facility after June 1, 1998 unless the lending banks provide a subsequent redetermination of the borrowing base based on the reserve estimates to be provided on December 1, 1997.

      During 1997, Convest repaid the outstanding balance of $4.0 million under the credit facility. The credit facility, however, will remain available for future credit needs.

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

                          PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

      Note 10 of the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.

          2.1 - Agreement and Plan of Merger dated as of June 19, 1997 among Forcenergy Inc, EDI Acquisition Corporation, Convest Energy Corporation and Edisto Resources Corporation (incorporated by reference from Exhibit 2.1 to the Registrant's Form 8-K dated June 19, 1997.)

          2.2 - Shareholder Agreement dated as of June 19, 1997 among Forcenergy Inc and certain shareholders of Edisto Resources Corporation holding approximately 51% of the outstanding shares of Common Stock of Edisto (incorporated by reference from Exhibit 2.2 to the Registrant's Form 8-K dated June 19, 1997.)

(B)   REPORTS ON FORM 8-K.

      Form 8-K dated June 19, 1997 describing the execution of a Plan and Agreement of Merger among Edisto Resources Corporation, Convest Energy Corporation, Forcenergy Inc and a Forcenergy subsidiary whereby Convest and Edisto will be merged into Forcenergy.



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


DATED: AUGUST 14, 1997